Form 10-K
period 2024-02-29
CONSTELLATION BRANDS, INC.
filed 2024-04-23
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales prices of the registrant’s Class A Common Stock and Class B Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $42.0 billion.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 16, 2024, is set forth below:
Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	182,952,680
Class 1 Common Stock, par value $.01 per share	23,661
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Constellation Brands, Inc. to be issued for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III to the extent described therein.

Market positions and industry data discussed in this Form 10-K are as of calendar 2023 and have been obtained or derived from industry and government publications and our estimates. The industry and government publications include: Beer Marketers Insights; Beverage Information Group; Impact Databank Review and Forecast; International Wine and Spirits Research (IWSR); Circana; Beer Institute; and National Alcohol Beverage Control Association. We have not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on U.S. dollar sales.

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements, including without limitation:

•The statements under Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding:
◦our mission, core values, business strategy, strategic vision, growth plans, innovation and Digital Business Acceleration initiatives, NPDs, future operations, financial position, net sales, expenses, hedging programs, cost savings initiatives, capital expenditures, effective tax rates and anticipated tax liabilities, expected volume, inventory, supply and demand levels, balance, and trends, long-term financial model, access to capital markets, liquidity and capital resources, and prospects, plans, and objectives of management;
◦our beer expansion, optimization, and/or construction activities, including anticipated scope, capacity, costs, capital expenditures, and timeframes for completion;
◦the potential sale of the remaining assets at the Mexicali Brewery;
◦the anticipated availability of water, agricultural and other raw materials, and packaging materials;
◦our ESG strategy, sustainability initiatives, environmental stewardship targets, and human capital and DEI objectives and ambitions;
◦anticipated inflationary pressures, changing prices, and reductions in consumer discretionary income as well as other unfavorable global and regional economic conditions, and geopolitical events, and our responses thereto;
◦the potential impact to supply, production levels, and costs due to global supply chain disruptions and constraints, and shifting consumer behaviors;
◦expected or potential actions of third parties, including possible changes to laws, rules, and regulations;
◦the potential impact of climate-related severe weather events;
◦unfavorable trends in the wine market and for certain of our wine and spirits brands, the expected timeframes for improvement of such trends, and our associated actions to improve marketing execution and sales performance;
◦the availability of a supply chain finance program;
◦the manner, timing, and duration of the share repurchase program and source of funds for share repurchases;
◦the amount and timing of future dividends; and
◦our target net leverage ratio.
•The statements regarding the impacts of recent accounting pronouncements;
•The statements regarding our future accounting treatment for our investment in Canopy, including the expected gain related to the conversion of our Canopy common shares into Exchangeable Shares and exchange of the 2023 Canopy Promissory Note for Exchangeable Shares; and
•The statements regarding the future reclassification of net gains from AOCI.

When used in this Form 10-K, the words “anticipate,” “expect,” “intend,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I i

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
•the actual impact to supply, production levels, and costs from global supply chain disruptions and constraints, transportation challenges (including from labor strikes or other labor activities), shifting consumer behaviors, wildfires, and severe weather events;
•reliance on complex information systems and third‐party global networks as well as risks associated with cybersecurity and AI;
•economic and other uncertainties associated with our international operations;
•dependence on limited facilities for production of our Mexican beer brands, including beer operations expansion, optimization, and/or construction activities, scope, capacity, supply, costs (including impairments), capital expenditures, and timing;
•results of the potential sale of the remaining assets at the Mexicali Brewery or obtaining other forms of recovery;
•operational disruptions or catastrophic loss to our breweries, wineries, other production facilities, or distribution systems;
•the impact of the military conflicts, geopolitical tensions, and responses, including on inflation, supply chains, commodities, energy, and cybersecurity;
•climate change, ESG regulatory compliance and failure to meet emissions, stewardship, and other ESG targets, objectives, or ambitions;
•reliance on wholesale distributors, major retailers, and government agencies;
•contamination and degradation of product quality from diseases, pests, weather, and other conditions;
•communicable disease outbreaks, pandemics, or other widespread public health crises and associated governmental containment actions;
•effects of employee labor activities that could increase our costs;
•a potential decline in the consumption of products we sell and our dependence on sales of our Mexican beer brands;
•impacts of our acquisition, divestiture, investment, and NPD strategies and activities;
•dependence upon our trademarks and proprietary rights, including the failure to protect our intellectual property rights;
•potential damage to our reputation;
•competition in our industry and for talent;
•our indebtedness and interest rate fluctuations;
•our international operations, worldwide and regional economic trends and financial market conditions, geopolitical uncertainty, or other governmental rules and regulations;
•class action or other litigation we may face;
•potential write-downs of our intangible assets, such as goodwill and trademarks;
•changes to tax laws, fluctuations in our effective tax rate, accounting for tax positions, the resolution of tax disputes, changes to accounting standards, elections, assertions, or policies, and the impact of a global minimum tax rate;
•the amount, timing, and source of funds for any share repurchases;
•the amount and timing of future dividends; and
•ownership of our Class A Stock by the Sands Family Stockholders and their Board of Director nomination rights as well as the choice-of-forum provision in our Amended and Restated By-laws.

For additional information about risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in this Form 10-K are those described in Item 1A. “Risk Factors” and elsewhere in this Form 10-K and in our other filings with the SEC.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I ii

Defined Terms

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We use terms in this Form 10-K and in our Notes that are specific to us or are abbreviations that may not be commonly known or used.

Term	Meaning

$	U.S. dollars
3.20% February 2018 Senior Notes	$600.0 million principal amount of 3.20% senior notes issued in February 2018, partially tendered in May 2022, and fully redeemed in June 2022, prior to maturity
4.25% May 2013 Senior Notes	$1,050.0 million principal amount of 4.25% senior notes issued in May 2013, partially tendered in May 2022, and fully redeemed in June 2022, prior to maturity
2018 Authorization	authorization to repurchase up to $3.0 billion of our publicly traded common stock, approved by our Board of Directors in January 2018 and fully utilized during Fiscal 2023
2021 Authorization	authorization to repurchase up to $2.0 billion of our publicly traded common stock, approved by our Board of Directors in January 2021
2022 Credit Agreement	tenth amended and restated credit agreement, dated as of April 14, 2022, provides for an aggregate revolving credit facility of $2.25 billion
2022 Restatement Agreement
restatement agreement, dated as of April 14, 2022, that amended and restated our ninth amended and restated credit agreement, dated as of March 26, 2020, which was our then-existing senior credit facility as of February 28, 2022

2023 Authorization	authorization to repurchase up to $2.0 billion of our publicly traded common stock, approved by our Board of Directors in November 2023
2023 Canopy Promissory Note	C$100.0 million principal amount of 4.25% promissory note issued to us by Canopy in April 2023, exchanged for Exchangeable Shares in April 2024
3-tier	distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer
3-tier eCommerce	digital commerce experience for consumers to purchase beverage alcohol from retailers
ABA	alternative beverage alcohol
Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility and term loan credit agreements
AI	artificial intelligence
Amended and Restated By-Laws	our amended and restated by-laws
Amended and Restated Charter	our amended and restated certificate of incorporation
AOCI	accumulated other comprehensive income (loss)
April 2022 Term Credit Agreement
amended and restated term loan credit agreement, dated as of March 26, 2020, that provided for aggregate facilities of $491.3 million, consisting of a five-year term loan facility, inclusive of amendments dated as of June 10, 2021, and April 14, 2022, now repaid in full

August 2022 Term Credit Agreement	term loan credit agreement, dated as of August 9, 2022, that provided for a $1.0 billion unsecured delayed draw three-year term loan facility, now repaid in full
Austin Cocktails	we made an initial investment in the Austin Cocktails business and subsequently acquired the remaining ownership interest
BioSteel	BioSteel Sports Nutrition Inc., formerly a subsidiary of Canopy
BRG(s)	business resource group(s)
C$	Canadian dollars
California	the state of California (U.S.) unless otherwise specified
Canopy	Canopy Growth Corporation, an Ontario, Canada-based public company in which we have an investment

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I iii

Term	Meaning

Canopy Amendment
an amendment to Canopy’s share capital which created Exchangeable Shares and provided for the conversion of Canopy common shares into Exchangeable Shares on a one-for-one basis at any time and at the option of the holder of such shares

Canopy Debt Securities	debt securities issued by Canopy in June 2018, no longer outstanding
Canopy Equity Method Investment	an investment in Canopy common shares, no longer applicable following conversion of Canopy common shares into Exchangeable Shares in April 2024
Canopy Transaction	corporate transaction by Canopy, including the creation of Exchangeable Shares, designed to accelerate its entry into the U.S. cannabis market
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
CDIO	Chief Data and Information Officer
CISO	Chief Information Security Officer
Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share
Class A Stock	our Class A Common Stock, par value $0.01 per share
Class B Stock	our Class B Convertible Common Stock, par value $0.01 per share, eliminated on November 10, 2022, pursuant to the Reclassification
CMP	crisis management plan
CODM	chief operating decision maker, our President and Chief Executive Officer
Comparable Adjustments	certain items affecting comparability that have been excluded by management
Consent Agreement	an agreement between Canopy and (i) Greenstar Canada Investment Limited Partnership and (ii) CBG Holdings LLC, our indirect, wholly-owned subsidiaries
CPG	consumer packaged goods
Craft Beer Divestitures	the Four Corners Divestiture and the Funky Buddha Divestiture, collectively
Crown	Crown Imports LLC, a wholly-owned subsidiary of ours
CSR	corporate social responsibility
current Mexican breweries	the Nava Brewery and the Obregon Brewery, collectively
Daleville Facility	production facility located in Roanoke, Virginia, sold May 2023
DEI	diversity, equity, and inclusion
Depletions	represent U.S. distributor shipments of our respective branded products to retail customers, based on third-party data
DGCL	General Corporation Law of the State of Delaware
Digital Business Acceleration	a multi-year initiative by the Company to create a cohesive digital strategy and build an advanced digital business
Domaine Curry	Domaine Curry wine business, acquired by us
DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier
Effective Time	the time that the Amended and Restated Charter was duly filed with the Secretary of State of the State of Delaware on November 10, 2022
EHS	environmental, health, and safety
Employee Stock Purchase Plan	the Company’s 1989 Employee Stock Purchase Plan, under which 9,000,000 shares of Class A Stock may be issued
ERM	enterprise risk management
ESG	environmental, social, and governance
Exchangeable Shares	new class of non-voting and non-participating exchangeable shares in Canopy which are convertible into common shares of Canopy on a one-for-one basis
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2023 Senior Notes	$500.0 million aggregate principal amount of senior notes issued in February 2023
Financial Statements	our consolidated financial statements and notes thereto included herein

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I iv

Term	Meaning

Fiscal 2021	the Company’s fiscal year ended February 28, 2021
Fiscal 2022	the Company’s fiscal year ended February 28, 2022
Fiscal 2023	the Company’s fiscal year ended February 28, 2023
Fiscal 2024	the Company’s fiscal year ended February 29, 2024
Fiscal 2025	the Company’s fiscal year ending February 28, 2025
Fiscal 2026	the Company’s fiscal year ending February 28, 2026
Fiscal 2027	the Company’s fiscal year ending February 28, 2027
Fiscal 2028	the Company’s fiscal year ending February 29, 2028
Fiscal 2029	the Company’s fiscal year ending February 28, 2029
Form 10-K	this Annual Report on Form 10-K for Fiscal 2024 unless otherwise specified
Four Corners Divestiture	sale of the Four Corners craft beer business
Funky Buddha Divestiture	sale of the Funky Buddha craft beer business
GHG	greenhouse gas
GILTI	global intangible low-taxed income
Glass Plant	glass production plant in Nava operated through an equally-owned joint venture with Owens-Illinois
IRA	Inflation Reduction Act of 2022
IRP	IT incident response plan
IT	information technology
January 2024 Senior Notes	$400.0 million aggregate principal amount of senior notes issued in January 2024
June 2021 Term Credit Agreement	amended and restated term loan credit agreement, dated as of March 26, 2020, inclusive of amendment dated as of June 10, 2021
Lender	Bank of America, N.A., as lender for the April 2022 Term Credit Agreement
LIBOR	London Interbank Offered Rate
Lingua Franca	Lingua Franca wine business, acquired by us
Long-Term Stock Incentive Plan	a stockholder-approved omnibus incentive plan that provides the ability to grant various types of equity and cash awards to eligible plan participants
May 2023 Senior Notes	$750.0 million aggregate principal amount of senior notes issued in May 2023
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II — Item 7. of this Form 10-K
Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico
Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregon Brewery, Nava Brewery, and Veracruz Brewery
M&T	Manufacturers and Traders Trust Company
My Favorite Neighbor	we made an initial investment in the My Favorite Neighbor wine business and subsequently acquired the remaining ownership interest
NA	not applicable
Nava	Nava, Coahuila, Mexico
Nava Brewery	brewery located in Nava
Net sales	gross sales less promotions, returns and allowances, and excise taxes
NM	not meaningful
Note(s)	notes to the consolidated financial statements under Item 8. of this Form 10-K
November 2018 Canopy Warrants	warrants acquired in November 2018 which gave us the option to purchase common shares of Canopy, now expired
NPD	new product development
Obregon	Obregon, Sonora, Mexico
Obregon Brewery	brewery located in Obregon
OCI	other comprehensive income (loss)

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I v

Term	Meaning

October 2022 Credit Agreement Amendment	amendment dated as of October 18, 2022, to the 2022 Credit Agreement
OECD	Organization for Economic Cooperation and Development
Owens-Illinois	O-I Glass, Inc., the ultimate parent of the company with which we have an equally-owned joint venture to operate the Glass Plant
Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances
Proxy Statement	Proxy Statement for Fiscal 2024 to be issued in connection with the 2024 Annual Meeting of Stockholders of our Company
Purple-team Tests	testing involving collaboration between offensive and defensive cybersecurity teams
Reclassification	the reclassification, exchange, and conversion of the Company’s common stock to eliminate the Class B Stock pursuant to the terms and conditions of the Reclassification Agreement
Reclassification Agreement	reclassification agreement in support of the Reclassification, dated June 30, 2022, among the Company and the Sands Family Stockholders
Registration Rights Agreement	Registration Rights Agreement, dated as of November 10, 2022, by and among the Company and the Sands Family Stockholders
Registration Statement on Form S-4	our Registration Statement on Form S-4, including our proxy statement/prospectus, in connection with the Reclassification declared effective by the SEC on September 21, 2022
RTD	ready-to-drink
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

Scope 1	direct GHG emissions from sources that are owned or controlled by a company, such as emissions associated with furnaces or vehicles
Scope 2	indirect GHG emissions associated with the purchase of electricity, steam, heat, or cooling
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SKU	stock-keeping unit, a scannable bar code, most often seen printed on product labels in a retail store
SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York
Specified Time	such time as the domestic sale of marijuana could not reasonably be expected to violate the Controlled Substances Act, the Civil Asset Forfeiture Reform Act (as it relates to violation of the Controlled Substances Act), and all related applicable anti-money laundering laws
U.S.	United States of America
U.S. GAAP	generally accepted accounting principles in the U.S.
Veracruz	Heroica Veracruz, Veracruz, Mexico
Veracruz Brewery	a new brewery being constructed in Veracruz
WildStar	WildStar Partners LLC
Wine Divestiture	sale of certain mainstream and premium wine brands and related inventory

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I vi

PART I	ITEM 1. BUSINESS	Table of Contents
Item 1. Business

Introduction

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Corona Extra, Modelo Especial, Robert Mondavi Winery, Kim Crawford, Meiomi, The Prisoner Wine Company, High West, Casa Noble, and Mi CAMPO. In the U.S., we are one of the top growth contributors at retail among beverage alcohol suppliers. We are the second-largest beer company in the U.S. and continue to strengthen our leadership position as the #1 share gainer in the high-end beer segment and the overall U.S. beer market. In Fiscal 2024, Modelo Especial became the #1 beer brand in the U.S. beer market in dollar sales. Within wine and spirits, we have reshaped our brand portfolio to a higher-end focused business and continue to expand our supply channels through DTC and international markets. The strength of our brands makes us a supplier of choice to many of our consumers and our customers, which include wholesale distributors, retailers, and on-premise locations. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

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

People
True strength is achieved when everyone has a voice. That is why we build our culture on a foundation that encourages inclusion and diversity in background and thought and aspire to foster an environment where everyone feels empowered to bring their true selves and different points of view to the workplace to drive us forward
Customers
We work relentlessly to anticipate what consumers want today, tomorrow, and well into the future
Entrepreneurship
As an industry leader, we act with a bold, calculated approach to realize our vision and unlock new growth opportunities
Quality
Our promise is to pursue quality in our processes and products by continuously seeking to enhance what we do and how we do it
Integrity
It is about more than achieving goals. How we achieve them is also important. We aspire to act with high moral and ethical standards and always do the right thing, even when it is the hard thing

Headquartered in Victor, New York, through May 2024 and in Rochester, New York thereafter, we are a Delaware corporation incorporated in 1972, as the successor to a business founded in 1945.

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
•deliver on impactful ESG initiatives that we believe are not only good business, but also good for the world; and
•empower the whole enterprise to achieve best-in-class operational efficiency.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 1

PART I	ITEM 1. BUSINESS	Table of Contents
We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a diverse talent pipeline with best-in-class people development; investing in infrastructure that supports and enables our business, including data systems and architecture; and exemplifying intentional and proactive fiscal management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with consumer-led premiumization, product, and purchasing trends, which we believe will continue to drive faster growth rates across beer, wine, and spirits. To continue capitalizing on consumer-led premiumization trends, become more competitive, and grow our business, we have employed a strategy dedicated to organic growth and supplemented by targeted investments and acquisitions. We also believe a key component to driving faster growth rates is to invest and strengthen our position within the DTC and 3-tier eCommerce channels. We have launched a multi-year Digital Business Acceleration initiative, which we believe will enable us to drive results by enhancing our technology capabilities in key areas. In Fiscal 2024, we continued to focus on procurement, end-to-end supply chain planning, as well as introducing a new focus area, logistics. We believe our continued focus on maintaining a strong balance sheet provides a solid financial foundation to support our broader strategic initiatives. As a result of this strategy, we have realized impacts on each segment of our business.

In our beer business, we focus on upholding our leadership position in the U.S. beer market, including the high-end segment, and continuing to grow our high-end imported beer brands through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. This includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, including within the 3-tier eCommerce channel, as well as investing in the next increment of modular capacity additions required to sustain our momentum. We continue to focus on consumer-led innovation by creating new line extensions behind celebrated, trusted brands and package formats, as well as new to world brands, that are intended to meet emerging needs.

In our wine and spirits business, we continue to focus on higher-end brands, improving margins, and creating operating efficiencies. We have reshaped our portfolio primarily through an enhanced focus on higher-margin, higher-growth wine and spirits brands. Our business is organized into two distinct commercial teams, one focused on our fine wine and craft spirits brands and the other focused on our mainstream and premium brands. While each team has its own distinct strategy, both remain aligned to the goal of accelerating performance by growing organic net sales and expanding margins. In addition, we are advancing our aim to become a global, omni-channel competitor in line with consumer preferences. Our business continues to progressively expand into DTC channels (including hospitality), 3-tier eCommerce, and international markets, while remaining a major supplier in U.S. 3-tier brick-and-mortar distribution.

For further information on our strategy, see “Overview” within MD&A.

Divestitures, acquisitions, and investments

In connection with executing our strategy as outlined above, during Fiscal 2024 we completed the following transactions:

	Date	Strategic Contribution
Beer segment
Craft Beer Divestitures	June 2023	Divestitures of the Four Corners and Funky Buddha craft beer businesses; supported our focus on continuing to grow our high-end imported beer brands.
Daleville Facility	May 2023	Sale of the Daleville Facility in connection with our decision to exit the craft beer business; supported our focus on continuing to grow our high-end imported beer brands.

Wine and Spirits segment
Domaine Curry	June 2023	Acquisition of a luxury Napa Valley wine business; supported our focus on consumer-led premiumization trends and meeting the evolving needs of consumers.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 2

PART I	ITEM 1. BUSINESS	Table of Contents
For further information about our significant Fiscal 2024, Fiscal 2023, and Fiscal 2022 transactions, refer to (i) “Overview” within MD&A and (ii) Note 2.

Business segments

We report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

We report net sales in two reportable segments, as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023
(in millions)
Beer	$8,162.6	$7,465.0
Wine and Spirits:
Wine	1,552.1	1,722.7
Spirits	247.1	264.9
Total Wine and Spirits	1,799.2	1,987.6
Consolidated Net Sales	$9,961.8	$9,452.6
Beer segment
We are the #1 brewer and seller of imported beer in the U.S. market. We are also the leader in the high-end segment of the U.S. beer market, which includes the imported and ABA categories. We have the exclusive right to import, market, and sell our Mexican beer brands in all 50 states of the U.S., of which include the following:

Corona Brand Family		Modelo Brand Family	Victoria Brand Family	Other Import Brand
Corona Extra	Corona Non-Alcoholic	Modelo Especial	Victoria	Pacifico
Corona Familiar	Corona Premier	Modelo Chelada	Vicky Chamoy
Corona Hard Seltzer	Corona Refresca	Modelo Negra
Corona Light		Modelo Oro

Notable achievements in the U.S. include the following: (i) we have 7 of the top 15 share gaining brands across the total beer category, (ii) Modelo Especial is the best-selling beer overall, (iii) Corona Extra is the second largest imported beer and fifth best-selling beer overall, and (iv) Pacifico and Corona Familiar are tied for the fastest growing major imported beer brand.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 3

PART I	ITEM 1. BUSINESS	Table of Contents

During Fiscal 2024, we spent over $900 million on (i) the completion of planned expansions and execution of optimization initiatives, increasing total capacity in Mexico from approximately 42 million hectoliters to approximately 48 million hectoliters, and (ii) ongoing construction of the Veracruz Brewery. Expansion, optimization, and/or construction activities continue at our breweries in Mexico to support expected future business needs. We expect to spend approximately $3 billion over Fiscal 2025 through Fiscal 2028 on such activities. We believe these investments allow us the opportunity to further expand our leadership position in the high-end segment of the U.S. beer market. For further information about our Mexico Beer Projects, refer to (i) “Production” below, (ii) MD&A, and (iii) Note 5.

We are also building on the success of our leading import brand families through our innovation strategy. For example, our Modelo Chelada brands have become an important growth contributor to our portfolio as the leading chelada in the U.S. beer market. In Fiscal 2024, we continued to build on our successful innovation platform with the launch of new products aligned with consumer-led premiumization, betterment, and flavor trends, including: (i) Modelo Oro, a light and lower-calorie Mexican beer, (ii) Modelo Chelada Sandía Picante, a watermelon and chile pepper michelada-style beer, (iii) Modelo Chelada Variety Pack, a 12 ounce, 12-pack format offering of certain of our chelada flavors, and (iv) Corona Non-Alcoholic. Additionally, we announced the following products will be launched across select markets in Fiscal 2025: (i) Modelo Spiked Aguas Frescas, a blend of real fruit juice with a light spike inspired by the classic aguas frescas from Mexico, (ii) Corona Sunbrew, a beer brewed with real citrus peels and a splash of real citrus juice, and (iii) two new Modelo Chelada flavors, Fresa Picante and Negra con Chile.

Wine and Spirits segment
We are a major, higher-end wine and spirits company in the U.S. market, with a portfolio that includes higher-margin, higher-growth wine and spirits brands. Our wine portfolio is supported by grapes purchased from independent growers, primarily in the U.S. and New Zealand, and vineyard holdings in the U.S., New Zealand, and Italy. Our wine and spirits are primarily marketed in the U.S. and also sold in Canada, New Zealand, and other major world markets.

In the U.S., we have 7 of the 100 top-selling higher-end wine brands, with Meiomi and Kim Crawford achieving the 4th and 10th spots, respectively. Some of our well-known wine and spirits brands and portfolio of brands include:

Wine Brands		Wine Portfolio of Brands	Spirits Brands
Cook’s California Champagne	Mount Veeder	My Favorite Neighbor	Casa Noble	Mi CAMPO
Kim Crawford	Ruffino	Robert Mondavi Winery	Copper & Kings	Nelson’s Green Brier
Meiomi	SIMI	Schrader	High West	SVEDKA
The Prisoner Wine Company

In Fiscal 2024, the broader wine category experienced deceleration in both the U.S. wholesale and international markets, and, as a result, our largest mainstream and premium brands experienced a decline. We believe this deceleration is temporary. Despite this dynamic, our fine wine and craft spirits portfolio delivered

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 4

PART I	ITEM 1. BUSINESS	Table of Contents
muted gains and we achieved growth in DTC channels. Additionally, we have been actively working to address mainstream headwinds affecting our two largest volume brands, Woodbridge and SVEDKA, and anticipate these efforts to extend over the medium-term. We continue to believe that over the medium-term our wine and spirits business will return to net sales growth supported by the transformation undertaken over the last few years to better align our portfolio with broader consumer-led premiumization trends, expand our omni-channel capabilities, and extend into select international markets.

Over the last few years, we have been increasing our development of on-trend product innovation as we believe this is one of the key drivers of growth within the wine and spirits category. Our innovation strategy has evolved to introducing fewer new items which we believe will have the most success for our business. We focus our resources on brand line extensions aligned with consumer-led premiumization and betterment trends that have remained among the top new products in the wine category over the past couple of years, such as: Meiomi Red Blend, Meiomi Bright Pinot Noir, and Kim Crawford Prosecco.

Corporate Operations and Other segment
The Corporate Operations and Other segment includes traditional corporate-related items including costs of corporate development, corporate finance, corporate strategy, executive management, growth, human resources, internal audit, investor relations, IT, legal, and public relations, as well as our Canopy investment and investments made through our corporate venture capital function.

For further information regarding net sales and operating income (loss) of our business segments and geographic areas, refer to (i) MD&A and (ii) Note 22.

Marketing and distribution

To focus on their respective product categories, build brand equity, and increase sales, we employ full-time, in-house marketing, sales, and customer service functions for our (i) Beer and (ii) Wine and Spirits segments. These functions engage in a range of marketing activities and strategies, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise activations, and public relations.

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

We are a corporate member of Responsibility.org, a national not-for-profit that aims to empower adults to make a lifetime of responsible alcohol choices. As part of our efforts to promote responsible beverage alcohol consumption, our brand websites redirect a visitor who self-identifies as being under the legal drinking age to Responsibility.org for information on prevention of underage drinking, ending drunk driving, and drinking responsibly.

In Fiscal 2024, we had zero:
•instances of non-compliance with industry or regulatory labeling and/or marketing codes; and
•monetary losses as a result of legal proceedings associated with marketing and/or labeling practice.

In the U.S., our products are primarily distributed by wholesale distributors, and we generally use separate distribution networks for (i) our beer portfolio and (ii) our wine and spirits portfolio. In addition, in states where the government acts as the distributor, we distribute our products through state alcohol beverage control agencies, which set the retail prices of our products. As is the case with all other beverage alcohol companies,

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 5

PART I	ITEM 1. BUSINESS	Table of Contents
products sold through these agencies are subject to obtaining and maintaining listings to sell our products in that agency’s state. State governments can also affect prices paid by consumers for our products through the imposition of taxes.

Trademarks and distribution agreements

Trademarks are an important aspect of our business. We sell products under a number of trademarks, which we own or use under license. We also have various licenses and distribution agreements for the sale, or the production and sale, of our products and products of others. These licenses and distribution agreements have varying terms and durations.

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

Beer	Anheuser-Busch InBev, The Boston Beer Company, Heineken, Mark Anthony, Molson Coors

Wine	Deutsch Family Wine & Spirits, Duckhorn Portfolio, E. & J. Gallo Winery, Ste. Michelle Wine Estates, Treasury Wine Estates, Trinchero Family Estates, The Wine Group

Spirits	Bacardi USA, Beam Suntory, Brown-Forman, Diageo, E. & J. Gallo Winery, Fifth Generation, Pernod Ricard, Sazerac Company

Production

As of February 29, 2024, our production capacity at our Mexican breweries was approximately 48 million hectoliters. By the end of Fiscal 2028, we expect to increase our capacity in Mexico to approximately 65 million hectoliters to support the growth of our high-end beer brands through continued expansion, optimization, and/or construction activities at our Mexican breweries. For further information on these expansion, optimization, and/or construction activities, refer to (i) MD&A and (ii) Note 5.

In the U.S., we operate 12 wineries using many varieties of grapes grown principally in the Napa, Sonoma, Monterey, and San Joaquin regions of California as well as the Willamette Valley region of Oregon. We also operate two wineries in New Zealand and five wineries in Italy. Grapes are normally harvested and crushed in August through November in the U.S. and Italy, and in February through May in New Zealand and stored as wine until packaged for sale under our brand names or sold in bulk. The inventories of wine are usually at their highest levels during and after the crush of each year’s grape harvest and are reduced as sold throughout the year.

We currently operate five distilleries in the U.S. for the production of our spirits: two facilities for High West whiskey and one facility each for Copper & Kings American brandies, Nelson’s Green Brier bourbon and whiskey products, and Austin Cocktails RTDs. The requirements for agricultural products, neutral grain spirits, and bulk spirits used in the production of our spirits are purchased from various suppliers.

Certain of our wines and spirits must be aged for multiple years. Therefore, our inventories of wines and spirits may be larger in relation to sales and total assets than in many other businesses.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 6

PART I	ITEM 1. BUSINESS	Table of Contents
Resources and availability of production materials

The principal components in the production of our Mexican beer brands include water; agricultural products, such as yeast and grains; and packaging materials, which include glass, aluminum, and cardboard.

For our Mexican beer brands, packaging materials are the largest cost component of production, with glass bottles representing the largest cost component of our packaging materials. We aim to reduce operational waste and enhance our use of returnable, recyclable, or renewable packaging. In Fiscal 2024, we transitioned from hi-cone plastic rings to recyclable paperboard for all applicable 4-pack and 6-pack SKUs across our beer portfolio. Additionally, our current Mexican breweries are in the process of being evaluated for TRUE Certification for Zero Waste.
For Fiscal 2024, the package format mix of our Mexican beer volume sold in the U.S. was as follows:

As part of our long-term beer glass sourcing strategy, we are a partner in an equally-owned joint venture with Owens-Illinois, one of the leading manufacturers of glass containers in the world. The joint venture owns a state-of-the-art Glass Plant adjacent to our Nava Brewery in Mexico. The Glass Plant supplies nearly 60% of the total annual glass bottle supply for our Mexican beer brands. We also have long-term glass supply agreements with other glass producers.

The current Mexican breweries each receive water originating from separate and distinct aquifers. We believe we have adequate access to water to support these breweries’ ongoing requirements, as well as future requirements after the completion of planned expansion, optimization, and/or construction activities at our breweries. These breweries employ comprehensive water management practices that focus on water efficiency and wastewater treatment operations to reuse water consumed as part of the production process.

The principal components in the production of our wine and spirits products are agricultural products, such as grapes and grain, and packaging materials, primarily glass.

Most of our annual grape requirements are satisfied by grower purchases from each year’s harvest. We receive grapes from approximately 430 independent growers located in the U.S. and 40 independent growers in New Zealand and Italy. We enter into purchase agreements with a majority of these growers with pricing that generally varies year-to-year and is largely based on then-current market prices.

As of February 29, 2024, we owned or leased approximately 18,200 acres of land and vineyards, either fully bearing or under development, in the U.S., New Zealand, and Italy. This acreage supplies only a small percentage of our overall total grape needs for wine production. However, most of this acreage is used to supply a large portion of the grapes used for the production of certain of our higher-end wines. We continue to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement our grape supply.

All of our owned and leased vineyards in California routinely adhere to documented water management plans as required by Sustainable Grape Growing Certifications including the California Sustainable Winegrowing Alliance and Fish Friendly Farming. We use the guidance of these plans to identify the designated beneficial use of the water body based on grape growing goals set before the growing season that account for soil types, slopes, irrigation water availability and quality, and energy efficiency.

We believe that we have adequate sources of grape supplies to meet our sales expectations. However, when demand for certain wine products exceeds expectations, we look to source the extra requirements from the bulk wine markets around the world.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 7

PART I	ITEM 1. BUSINESS	Table of Contents
The distilled spirits manufactured and imported by us require various agricultural products, neutral grain spirits, and bulk spirits, which we fulfill through purchases from various sources by contractual arrangement and through purchases on the open market. We believe that adequate supplies of the aforementioned products are available at the present time.

We utilize glass and polyethylene terephthalate bottles and other materials such as caps, corks, capsules, labels, and cardboard cartons in the bottling and packaging of our wine and spirits products. After grape purchases, glass bottles are the largest component of our cost of product sold, comprising more than 95% of our package format mix of our wine and spirits portfolio volume sold for Fiscal 2024. In the U.S., the glass bottle industry is highly concentrated with only a small number of producers. We have traditionally obtained, and continue to obtain, our glass requirements from a limited number of producers under long-term supply arrangements. Currently, one producer supplies most of our glass container requirements for our U.S. operations. We have been able to satisfy our requirements with respect to the foregoing and consider our sources of supply to be adequate at this time.

We have implemented plans to enhance our use of circular packaging and reduce waste across our wine and spirits portfolio in connection with our commitments to (i) reduce our ratio of total packaging weight versus the product weight of wine or spirits liquid by 10% across our portfolio between the periods Fiscal 2022 to Fiscal 2025 and (ii) ensure that 80% of packaging from our portfolio is returnable, recyclable, or renewable. In Fiscal 2024, we activated 40 wine and spirits sustainable packaging projects across more than 190 SKUs to optimize material consumption, decrease packaging weights, and enable reductions in consumer waste.

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

ESG

During the course of our history, we have been committed to safeguarding our environment, making a positive difference in our communities, and advocating for responsible consumption of beverage alcohol products. We believe our ESG strategy enables us to better meet stakeholder expectations and create and protect value for our business, reflects our Company values, and directly addresses pressing environmental and societal needs that are important to our shareholders, communities, consumers, and employees.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 8

PART I	ITEM 1. BUSINESS	Table of Contents
Specifically, we have focused on areas where we believe we have the greatest opportunities to make meaningful, positive impacts for people and the planet in a manner that strengthens our Company, and we dedicate our resources towards:
Serving as good stewards of our environment and natural resources
Improving water availability and resilience for our communities where we operate; reducing GHG emissions through energy conservation and renewable energy initiatives; and reducing operational waste and enhancing our use of returnable, recyclable, or renewable packaging
Enhancing social equity within our industry and communities
Championing the professional development and advancement of women in beverage alcohol industry and our communities; enhancing economic development and prosperity in disadvantaged communities; and championing an inclusive workplace culture, characterized by diversity in background and thought, which reflects our consumers and the communities where we live and work
Promoting responsible beverage alcohol consumption
Ensuring the responsible promotion and marketing of our products; and empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies

We developed targets in connection with our strategy to serve as good stewards of our environment and natural resources. As of February 29, 2024, we are progressing towards our targets to:
•restore 5 billion gallons of water withdrawals from local watersheds near our production facilities, while improving accessibility and quality of water for communities where we operate between the periods Fiscal 2023 to Fiscal 2025;
•reduce Scope 1 (direct) and Scope 2 (indirect) GHG emissions by 15% between the periods Fiscal 2020 to Fiscal 2025;
•obtain a TRUE Certification for Zero Waste to Landfill in key operating facilities by Fiscal 2025; and
•significantly enhance our use of circular packaging across our beverage alcohol portfolio by Fiscal 2025.

During Fiscal 2024 we (i) published our 2023 ESG Impact Report where we highlighted notable progress in our ESG focus areas and (ii) took various steps to advance our ESG strategy, including the following:

Serving as good stewards of our environment and natural resources
•completed the transition from hi-cone plastic rings to recyclable paperboard for all applicable 4-pack and 6-pack SKUs across our beer portfolio
•collaborated on the Tecklenburg Groundwater Recharge project in California which will recharge groundwater, help to manage groundwater stress in the communities around our Woodbridge Winery and Lodi Distribution Center as well as in a region from which we source approximately 7% of our U.S. grape supply, and provide volumetric benefits toward our water restoration goal
•invested in a project in Nogales, Arizona, which we estimate will positively impact approximately 25,000 people, to address river borne trash to help improve the quality of water for communities near where we operate

Enhancing social equity within our industry and communities
•committed $100,000 to UnidosUS’ HOME initiative, a program whose goal is to transform the economic trajectory of Latinx families by advancing systemic change to create 4 million new homeowners by calendar 2030
•committed an additional $100,000 to support capacity building for Dress for Success Worldwide and its affiliates and expand direct support to five additional affiliates representing our major markets

Promoting responsible beverage alcohol consumption
•partnered with Uber to provide safe rides vouchers for U.S. employees celebrating during certain holidays and seasonal activities as part of our Safe Ride Home program
•in collaboration with Responsibility.org we shared responsible consumption messaging during certain holidays and seasonal activities with employees and external audiences

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 9

PART I	ITEM 1. BUSINESS	Table of Contents
As part of our brewery expansion efforts and commitment to making a positive impact on the communities where we operate, we plan to continue working with local authorities and community-based organizations on sustainability initiatives that benefit local residents. Critical local projects are identified through community collaboration and input and guidance from third-party water restoration organizations. This is in addition to other benefits we provide, including local job creation and fueling economic development.

For further information about our ESG advancements refer to (i) “Human capital resources” below and (ii) “Capital resources” within MD&A.

Human capital resources

As of February 29, 2024, we had approximately 10,600 employees, including approximately 1,300 employees through our equally-owned joint venture with Owens-Illinois. The number of employees may change throughout the year, as we employ additional workers during the grape crushing seasons. Approximately 20% of the employees are covered by collective bargaining agreements. Collective bargaining agreements expiring within one year are minimal. We consider our employee relations generally to be good.
Employee geographic data is as follows:

Diversity, equity, and inclusion
Our DEI strategic priorities are as follows:
Cultivate a best-in-class, diverse, and equitable workforce
Recruit diverse talent to reflect the richness of the communities in which we live and work and engage their insights and perspectives to create a sustainable competitive advantage, benefiting our stakeholders
Foster a winning, inclusive work culture
Foster an inclusive and equitable work culture that drives connection through proximity - to our work and each other - and actively promotes the sharing and leveraging of diverse perspectives, backgrounds, and experiences in relevant and meaningful ways
Enhance social equity within our industry and communities
Extend our influence to enhance social equity within the beverage alcohol industry and our surrounding communities by creating globally consistent and locally relevant opportunities that support our ESG goals and initiatives

We provide opportunities for our employees to unite around common interests, identities, perspectives, and shared experiences through a growing community of BRGs. Our BRGs are intended to advance our DEI strategic priorities and are supported at the highest level with sponsorships from our executives. See “Information about our Executive Officers” below. Each BRG is tasked with making a business impact on behalf of the represented group and welcomes allies. In Fiscal 2024, approximately 60% of our U.S. salaried employees were members of one or more BRGs and we expanded our BRGs to Mexico and New Zealand.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 10

PART I	ITEM 1. BUSINESS	Table of Contents
We measure gender and ethnic representation to understand diversity at various levels across the organization, assess progress over time, and drive continuous improvement. We continue to make progress towards our ambitions to enhance both gender representation and overall ethnic diversity among our self-disclosed, U.S. salaried employee population by Fiscal 2026 as follows:
U.S. Salaried Female
Workforce Representation
Ambition of 50%
U.S. Salaried Ethnic Diversity
Workforce Representation
Ambition of 30%
Additionally, we utilize a DEI growth dashboard for our U.S. salaried employee base, centered around identifying and addressing workforce diversity representation opportunities, utilizing 2020 U.S. Census data as a benchmark. This dashboard is shared with our executives and with certain committees of the Board of Directors on a semi-annual basis enabling them to monitor the progress made and to provide guidance on next steps designed to attain our representation ambitions. We also assess metrics throughout the human resource lifecycle to identify potential bias and barriers in our processes, including talent acquisition, turnover, engagement scores, or participation in BRG events.

Compensation and benefits
We strive to provide pay, benefits, and services that meet the needs of our employees. The main components of compensation are: (i) base pay, (ii) long-term incentives dependent on a number of factors such as geographic location and management level which can include restricted stock units, stock options, and performance share units, (iii) short-term incentives, and (iv) recognition awards. Base and incentive compensation is reviewed on an annual basis ensuring it is competitive in the market and gives employees opportunities to earn more for exceeding expectations. Our total rewards program also offers valuable benefits, tools, and resources designed to help employees stay healthy and well, while achieving security, growth, satisfaction, and success.

Professional development
Building diverse talent pipelines, delivering best-in-class people development, and championing professional advancement are key components of our human capital strategy which is designed to position our business for long-term growth. We are committed to offering programs, resources, and experiences that empower employees to grow their careers. The University of Constellation Brands, our learning and development center, allows employees to find opportunities to grow, develop, gain new skills and insights, explore, and expand interests through regularly updated curricula. In Fiscal 2024, we (i) spent approximately $17 million in development and training costs, including the delivery of one executive development program, one leadership development program, two women’s focused development programs, and a newly-launched leadership coaching workshop for our people leaders and (ii) produced nearly 375 matched relationships under our formal career development mentoring program.

Succession planning
We have a comprehensive succession planning process, led by our human resources team and overseen by the Human Resources Committee of our Board of Directors. In addition to the Human Resources Committee’s enhanced focus on executive, senior leader, and high-potential employee succession, our full Board of Directors is also involved in Chief Executive Officer succession planning as well as succession and people development for the broader employee population. As part of the succession planning process, we review and discuss potential successors to key roles and examine backgrounds, capabilities, and appropriate developmental opportunities.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 11

PART I	ITEM 1. BUSINESS	Table of Contents
Employee engagement
We assess employee engagement through global engagement and targeted pulse surveys, which provide feedback on a variety of topics, such as company direction and strategy, resources, support, enablement, empowerment, and well-being.

Safety
We are committed to ensuring the safety of our employees. Our global EHS policy describes our dedication to providing a safe and healthy working environment and developing and maintaining a culture where all employees take responsibility for their own safety as well as the safety of others while minimizing our impact on the environment in the communities where we live and work. With a focus on continuous improvement, we are developing more robust EHS management systems, strengthening employee awareness and training, and ensuring senior leadership engagement on safety. Work-related injuries resulting from the production of our beer, wine, and spirits products are well below industry average. Our recordable incident rate as compared to the industry average is as follows:

The recordable incident rate is defined as total number of worldwide CBI work-related injuries (cases beyond first aid) per 100 full-time employees. The industry average is calculated by taking the weighted average of the most recent (2022) U.S. Bureau of Labor Statistics data for wineries, breweries, and distilleries based on our portfolio mix in February 2024, February 2023, and February 2022 for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively.

Empowering our employees to give back
Giving back to our communities is a value instilled by our founder, Marvin Sands, and remains core to our Company’s DNA. We empower our employees to engage in the communities where they live and work in a variety of ways, including volunteering time and through a charitable matching program available to all U.S. employees.
We match donations ranging from a maximum of $5,000 to $50,000 per year, depending on employee level, to charitable organizations.

$4.2 million
Fiscal 2024 corporate charitable contributions, including Company match of employee donations

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 12

PART I	ITEM 1. BUSINESS	Table of Contents
Information about our Executive Officers

Executive officers of the Company are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified. Information with respect to our executive officers as of April 23, 2024, is as follows:

William A. Newlands Age 65
President and Chief Executive Officer
Mr. Newlands has served as Chief Executive Officer of the Company and as a director since March 2019 and as President since February 2018. He served as Chief Operating Officer from January 2017 through February 2019 and as Executive Vice President of the Company from January 2015 until February 2018. From January 2016 to January 2017 he performed the role of President, Wine and Spirits Division and from January 2015 through January 2016 he performed the role of Chief Growth Officer. Mr. Newlands joined the Company in January 2015. Prior to that he served from October 2011 until August 2014 as Senior Vice President and President, North America of Beam Inc., as Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc. from December 2010 to October 2011, and as Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010. Beam Inc., a producer and seller of branded distilled spirits products, merged with a subsidiary of Suntory Holding Limited, a Japanese company, in 2014. Prior to October 2011, Beam Global Spirits & Wine, Inc. was the spirits operating segment of Fortune Brands, Inc., which was a leading consumer products company that made and sold branded consumer products worldwide in the distilled spirits, home and security, and golf markets.
BRG sponsorship - ECP supporting our early career professionals

James O. Bourdeau Age 59
Executive Vice President and Chief Legal Officer
Mr. Bourdeau is the Executive Vice President and Chief Legal Officer of the Company, having served in the role since December 2017 and as the Company’s Secretary since April 2017. Prior to that, he served as the Company’s Senior Vice President and General Counsel, Corporate Development, having performed that role from September 2014 until December 2017. Before joining the Company in September 2014, Mr. Bourdeau was an attorney with the law firm of Nixon Peabody LLP from July 2000 through September 2014, and a partner from February 2005 through September 2014. Mr. Bourdeau was associated with another law firm from 1995 to 2000.
BRG sponsorship - WISE supporting our female employees and communities

K. Kristann Carey Age 54
Executive Vice President and Chief Human Resources Officer
Ms. Carey is the Executive Vice President and Chief Human Resources Officer of the Company, having served in the role since May 2022. Prior to that, she served as the Company’s Senior Vice President, Human Resources, Beer Division, having performed that role from February 2019 until May 2022. From July 2018 until December 2020, she performed the role of Chief Diversity Officer. From July 2017 until January 2019, she served as Chief Compliance Officer and from November 2015 until January 2019, she served as Senior Vice President and General Counsel, Beer Division. From June 2013 until November 2015, she served as Vice President and Associate General Counsel, Beer Division. Before joining the Company, Ms. Carey served in roles of increasing responsibility with McDonald’s Corporation from January 2005 until June 2013, most recently as Senior Counsel. Prior to joining McDonald’s Corporation, she worked at the law firms of Seyfarth Shaw LLP from January 2003 through January 2005 and Cassiday, Schade & Gloor LLP from October 1998 until January 2003.
BRG sponsorship - AASCEND supporting Black and African American employees and communities

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 13

PART I	ITEM 1. BUSINESS	Table of Contents

Samuel Glaetzer Age 49
Executive Vice President and President, Wine and Spirits Division
Mr. Glaetzer is the Executive Vice President and President, Wine and Spirits Division of the Company, having served in the role since March 2024. Prior to that, he served as the Company’s Senior Vice President, Global Operations and International Sales for the Wine and Spirits Division, having performed that role from March 2021 until March 2024. From September 2018 until March 2021, he performed the role of Senior Vice President, Global Operations, Wine and Spirits, and from May 2016 until September 2018, he served as Senior Vice President, Production, Wine and Spirits. From March 2014 until May 2016, he served as President and Managing Director, New Zealand and Australia. Before joining the Company, Mr. Glaetzer served in roles of increasing responsibility with Treasury Wine Estates and its predecessors from 1996 until 2014.

Garth Hankinson Age 56
Executive Vice President and Chief Financial Officer
Mr. Hankinson is the Executive Vice President and Chief Financial Officer of the Company, having served in the role since January 2020. Prior to that, he served as the Company’s Senior Vice President, Corporate Development, a position he had been in since February 2016, where he was responsible for leading all of the Company’s financial planning, reporting, and analysis activities, as well as all efforts related to mergers, acquisitions, ventures investments, and strategic alliances. From October 2009 until February 2016, he served as the Vice President, Corporate Development of the Company. From October 2007 until October 2009, Mr. Hankinson served as the Vice President, Business Development for Constellation’s prior Canadian business, Constellation Brands Canada, Inc., which was a Canadian subsidiary of the Company during that time. From March 2004 until October 2007, he served as the Director of Corporate Development.
BRG sponsorship - Valor supporting our employees who are veterans, service members, and first responders, and their families and communities

Michael McGrew Age 50
Executive Vice President, Chief Communications, Strategy, ESG & Diversity Officer
Mr. McGrew has been an Executive Vice President of the Company since April 2020. Beginning December 2023, Mr. McGrew has performed the role of Executive Vice President, and Chief Communications, Strategy, ESG & Diversity Officer of the Company. From December 2020 to November 2023 he performed the role of Executive Vice President, and Chief Communications, CSR, and Diversity Officer. Mr. McGrew joined Constellation Brands in 2014 as Senior Director, Communications for the Company’s Beer Division. He was promoted to Vice President, Communications – Beer Division in 2016 and assumed the role of Vice President, Corporate Communications in 2017. Prior to joining Constellation Brands, he held a number of roles with increasing responsibility at Grainger, then a $9 billion global provider of industrial supplies and equipment. While at Grainger, from 2011 to 2013 Mr. McGrew served as Director, U.S. Business Communications, from January 2013 to October 2013 he served as Senior Director, U.S. Business & Global Supply Chain Communications and from October 2013 to September 2014 he served as Senior Director, Communications – Americas, among other roles of increasing responsibility.
BRG sponsorships - ASIAA supporting employees and communities of Asian descent
SAGE supporting experienced career professionals
Stellar PRIDE supporting our LGBTQ+ employees and communities

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 14

PART I	ITEM 1. BUSINESS	Table of Contents

Mallika Monteiro Age 45
Executive Vice President, Chief Growth & Digital Officer and Managing Director,
Beer Brands
Ms. Monteiro has been an Executive Vice President of the Company since October 2019. Beginning December 2023, Ms. Monteiro has performed the role of Executive Vice President, Chief Growth & Digital Officer and Managing Director, Beer Brands. From March 2021 to November 2023, Ms. Monteiro performed the role of Executive Vice President, and Chief Growth, Strategy, and Digital Officer. From October 2019 to February 2021 she performed the role of Executive Vice President, Chief Growth and Strategy Officer and from October 2018 to September 2019, she performed the role of Senior Vice President, Chief Growth Officer. She joined Constellation in October 2016 as Vice President, Beer Innovation and was given additional responsibilities as Chief of Staff to the Company’s Executive Management Committee in July 2018. Prior to joining Constellation, from July 2014 to September 2016, Ms. Monteiro was a Senior Marketing Director at Anheuser Busch InBev. Prior to joining Anheuser Busch InBev, she served in roles of increasing responsibility with Beam Suntory Inc., including as Associate Brand Manager - Jim Beam from July 2007 to June 2009, Brand Manager - Cognac from July 2009 to December 2011, and Senior Brand Manager - Vodka, from January 2012 to June 2014.
BRG sponsorship - CPN supporting our parents and caregivers

James A. Sabia, Jr. Age 62
Executive Vice President and President, Beer Division
Mr. Sabia is the Company’s Executive Vice President and President, Beer Division of the Company, having performed these roles since January 2022 and February 2022, respectively. He has been an Executive Vice President of the Company since May 2018. From March 2021 through January 2022 he served as Executive Vice President, Managing Director, Beer Division. From May 2018 through March 2021 he performed the role of Executive Vice President, Chief Marketing Officer. He joined the Company in August 2007 as Vice President, Marketing for the Company’s spirits business. Since then, he has served in roles of increasing responsibility with the Company. Since 2009, he has served as the Chief Marketing Officer of the Company’s Beer Division. From 2009 to June 2013, Mr. Sabia was employed by Crown, of which the Company owned a 50% interest and was the Company’s beer business during that period. In June 2013, the Company acquired the remaining 50% of Crown, which became a wholly-owned indirect subsidiary of the Company on that date. Prior to joining the Company, Mr. Sabia was with Molson Coors Brewing Company for 17 years.
BRG sponsorship - ¡SALUD! supporting Hispanic and Latinx employees and communities

Company Information

Our website is https://www.cbrands.com, and our investor relations website is https://ir.cbrands.com. Our filings with the SEC, including our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website, https://www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers, such as ourselves, that file electronically with the SEC.

Our Chief Executive Officer and Senior Financial Executive Code of Ethics specifically applies to our chief executive officer, our principal financial officer, and our controller, and is available on our investor relations website. This Chief Executive Officer and Senior Financial Executive Code of Ethics meets the requirements as set forth in the Exchange Act, Item 406 of Regulation S-K. Our Code of Business Conduct and Ethics applies to all employees, directors, and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Conduct and Ethics, together with our Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, is available on our website under “Our Policies.” Copies of these materials are available in print to any stockholder who requests them. Stockholders

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 15

PART I	ITEM 1. BUSINESS	Table of Contents
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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 16

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Operational Risks
Supply of quality water, agricultural, and other raw materials, certain raw and packaging materials purchased under supply contracts; supply chain disruptions and inflation; limited group of glass bottle suppliers
The quality and quantity of water available for use is important to the supply of our agricultural raw materials and our ability to operate our business. Water is a limited resource in many parts of the world. If climate patterns change and droughts continue or become more severe or other restrictions on currently available water resources are imposed, there may be a scarcity of water or poor water quality which may affect our and our suppliers’ operations, increase production costs, or impose capacity constraints. We are dependent on sufficient amounts of quality water for operation of our breweries, wineries, and distilleries, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their vineyards and fields. In addition, water purification and waste treatment infrastructure limitations could increase costs or constrain operations at our production facilities and vineyards. A substantial reduction in water supplies could result in material losses of grape crops and vines or other crops, such as corn, barley, or hops, which could lead to a shortage of our product supply.

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

Our breweries, the Glass Plant, our wineries, and our distilleries use a large volume of agricultural and other raw materials to produce our products. These include corn starch and sugars, malt, hops, fruits, yeast, and water for our breweries; soda ash and silica sand for the Glass Plant; grapes and water for our wineries; and grain and water for our distilleries. Our breweries, wineries, and distilleries all use large amounts of various packaging materials, including glass, aluminum, cardboard, and other paper products. Our production facilities also use electricity, natural gas, and diesel fuel in addition to renewable energy sources in their operations. Certain raw materials and packaging materials are purchased under contracts of varying maturities. The supply, on-time availability, and price of raw, packaging, and other materials, energy, and other commodities have been and may continue to be affected by many factors beyond our control, including economic factors, supply chain disruptions, inflationary pressures, market demand, global geopolitical events and military conflicts, droughts, storms, weather events, or natural or man-made disasters, plant diseases, and theft.

Our breweries, wineries, and distilleries are also dependent upon an adequate supply of glass bottles. At times, we have experienced glass bottle purchasing shortages, particularly for brown glass used for certain of our Mexican beer brands. Glass bottle costs are one of our largest components of cost of product sold. The Glass Plant produces a majority of the total annual glass bottle supply for our Mexican beer brands, and we have a small number of other suppliers of glass bottles for our Mexican beer brands. Meanwhile, we have two aluminum can suppliers that provide all of our total annual requirements for our Mexican beer brands, with one of those suppliers providing a majority of such aluminum can requirements. In the U.S., glass bottles have only a small

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 17

PART I	ITEM 1A. RISK FACTORS	Table of Contents
number of producers. Currently, one producer supplies a majority of our glass container requirements for our U.S. wine and spirits operations.

To the extent any of the foregoing factors impact our business or operations, including by (i) increasing the costs of our products and we are unable or choose not to pass along such rising costs to consumers through increased selling prices, (ii) leading to a shortage of our product supply or inventory levels, or (iii) requiring unplanned diversions of funds, resources, and talent to address such factors, we could experience a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Reliance upon complex information systems and third-party global networks; cybersecurity; AI
We depend on IT to enable us to operate efficiently and interface with customers and suppliers, maintain financial accuracy and efficiency, and effect accurate and timely governmental reporting. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, including our global enterprise resource planning system, we could be subject to transaction errors, processing inefficiencies, increased costs, loss of customers, business disruptions, loss of or damage to intellectual property through security breach, penalties associated with the failure to timely file governmental reports, and/or other difficulties. Many groups on a worldwide basis have experienced increases in electronic security breaches, cyberattacks, and other hacking activities such as denial of service, malware, and ransomware, and there is the possibility of retaliatory cyberattacks, including by state-sponsored organizations. As with all large IT systems, we have been a target of cyberattackers and other hacking activities and our systems could be penetrated by increasingly sophisticated parties (including through the use of emerging AI technologies) intent on extracting confidential or proprietary information, corrupting our information, disrupting our business processes, engaging in the unauthorized use of strategic information about us or our employees, customers, or consumers, or demanding monetary payment. Such unauthorized access could disrupt our operations and result in various costs and adverse consequences, including the loss of assets or revenues, litigation, regulatory actions, remediation costs, increased cybersecurity protection costs, damage to our reputation, harm to our employees, or the failure by us to retain or attract customers following such an event.

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

The recent proliferation and rapid evolution of AI technologies, including generative AI, has resulted in new challenges, including business, regulatory, and ethical considerations, and may intensify the risk of cyberattackers using such technologies to enhance their capabilities. We have implemented a governance framework that includes policies and processes to address the use of AI technologies, primarily focused on generative AI, by our employees and third-party service providers. Nevertheless, our employees and third-party service providers may not follow our governance framework, including if such providers incorporate AI technologies into their products or systems without disclosing this use to us. This may create risks in our ability to address existing or rapidly developing regulatory or industry standards related to AI technologies.

To the extent any of the foregoing factors result in significant disruptions and costs to our operations, compromise confidential or sensitive information, imperil our intellectual property, result in harm to our reputation and the public perception of the effectiveness of our IT systems and cybersecurity measures, and/or reduce the effectiveness of our internal control over financial reporting, it could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Economic and other uncertainties associated with our international operations
We have production facilities in the U.S., Mexico, New Zealand, and Italy and employees in various countries, and our products are sold in numerous countries. The countries in which we operate impose duties, excise taxes, and/or other taxes on beverage alcohol products, and/or on certain raw materials used to produce

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 18

PART I	ITEM 1A. RISK FACTORS	Table of Contents
our beverage alcohol products, in varying amounts. Governmental bodies may propose changes to international trade agreements, treaties, tariffs, taxes, and other government rules and regulations including but not limited to environmental treaties and regulations. Significant increases in import and excise duties or other taxes on or impacting beverage alcohol products as well as any tariffs, particularly on imports from Mexico and any retaliatory tariffs imposed by the Mexican government, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Meanwhile, escalating geopolitical tensions, have resulted and may continue to result in sanctions, tariffs, and import-export restrictions. These activities, when combined with any retaliatory actions that may be taken by other countries could cause further inflationary pressures and economic and supply chain disruptions (including impacts on prices and supply of certain commodities, such as aluminum, corn, crude oil, natural gas, and steel).

In addition, governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, warehousing, trade and pricing practices, permitted and required labeling, advertising, and relations with wholesalers and retailers. Certain regulations also require warning labels and signage. We may be subject to new or revised regulations, increased licensing fees, requirements, or taxes, or regulatory enforcement actions. Additionally, various jurisdictions may seek to adopt significant additional product labeling or warning requirements, limitations, or guidelines on the marketing or sale of our products because of what our products contain or allegations that our products cause adverse health effects. If these types of requirements become applicable to one or more of our major products under current or future laws or regulations, they may inhibit sales of such products or increase our costs. These uncertainties and changes, as well as the decisions, policies, and economic strength of our suppliers and distributors, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

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

We may not be able to satisfy our product supply requirements for our Mexican beer brands in the event of (i) a significant disruption or the partial or total destruction of the current Mexican breweries or the Glass Plant, (ii) difficulty shipping raw materials and product into, within, or out of the U.S. or Mexico, including in the event of rail shipping disruptions with our major provider in each country, or (iii) a temporary inability to produce our product due to closure or lower production levels of one or more of our current Mexican breweries. A prolonged closure or restriction of the border between the U.S. and Mexico, particularly at key product and supply crossing points, could result in temporary or longer-term disruptions of sales, consumption, and trade patterns, supply chains, production processes, and/or operations. Also, if the contemplated expansion, optimization, and/or construction activities at our breweries in Mexico are abandoned or not otherwise completed by their targeted completion dates, we may not be able to produce sufficient quantities of our Mexican beer to satisfy our needs in

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 19

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

If any of these or other of our properties and production facilities were to experience a significant operational disruption or catastrophic loss, it could delay or disrupt production, shipments, and sales, and result in potentially significant expenses to repair or replace these properties or find suitable alternative providers. Also, our production facilities are asset intensive. As our operations are concentrated in a limited number of production and distribution facilities, we are more likely to experience a significant operational disruption or catastrophic loss in any one location from acts of war or terrorism, natural or man-made disasters, public health crises, labor strikes or other labor activities, cyberattacks and other attempts to penetrate our or our third-party service providers’ IT systems or the IT used by our non-production employees who work remotely, or unavailability of raw or packaging materials. We may be impacted by increases in global energy prices or reduced supply, particularly for crude oil and natural gas, including as a result of geopolitical events and military conflicts. If a significant operational disruption or catastrophic loss were to occur, we could breach agreements, our reputation could be harmed, and our business, liquidity, financial condition, and/or results of operations could be adversely affected by, among other items, higher maintenance charges, unexpected capital spending, or product supply constraints.

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

The landscape related to ESG regulation, compliance, and reporting is constantly evolving, including expanding in scope and complexity. For example, the SEC and the European Commission have promulgated final rules that would require significantly increased disclosures related to climate change, although the SEC has issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. We may experience significant future increases in the costs associated with regulatory compliance for ESG matters, including fees, licenses, personnel, consultants, reporting, and the cost of capital improvements for our operating

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 20

PART I	ITEM 1A. RISK FACTORS	Table of Contents
facilities to meet environmental regulatory requirements, as well as to address other regulations, standards, frameworks, and ratings from various governmental entities and other stakeholders or activist campaigns. We have disclosed various ESG-related targets, including on restoration of water withdrawals, Scope 1 and Scope 2 GHG emissions, enhancing social equity within our industry and communities, waste reduction, and circular packaging, and we may disclose new or updated ESG-related targets in the future. The achievement of such targets along with our broader value chain engagement efforts have required and will continue to require us and in some cases third parties with which we do business, such as our suppliers, to make investments and allocate resources.

In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. Due to regulatory complexities, governmental or contractual requirements, uncertainties inherent in litigation, and the risk of unidentified contaminants at our current and former properties, the potential exists for remediation, liability, indemnification, and other costs to differ materially from the costs that we have estimated. We may also incur costs associated with environmental compliance arising from events we cannot control, such as natural disasters. We may not allot sufficient resources to attain, may not ultimately achieve, and/or may be subject to proceedings or litigation related to our ESG targets, and our costs in relation to any of the foregoing matters may exceed our projections, which could have a material adverse effect upon our business, liquidity, financial condition, and/or results of operations.

Reliance on wholesale distributors, major retailers, and government agencies
Local market structures and distribution channels vary worldwide. Within our primary market in the U.S., we offer a range of beverage alcohol products with generally separate distribution networks utilized for our beer portfolio and our wine and spirits portfolio. In the U.S., we sell our products principally to wholesalers for resale to retail outlets and directly to government agencies. We have an exclusive arrangement with one wholesaler that generates a large portion of our branded U.S. wine and spirits net sales, and we have one wholesaler for our beer portfolio which, through multiple entities, represents one-quarter of our consolidated net sales. Wholesalers and retailers of our products offer directly competing products that vie for retail shelf space, promotional support, and consumer purchases, and wholesalers or retailers may give higher priority to products of our competitors. The replacement or poor performance of our major wholesalers, retailers, or government agencies could result in temporary or longer-term sales disruptions or could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Contamination and degradation of product quality from diseases, pests, and weather and other conditions
Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect sales. Various diseases, pests, fungi, viruses, drought, frosts, wildfires, and certain other weather conditions or the effects of climate conditions, such as smoke taint sustained during the 2020 U.S. West Coast wildfires or the late frost experienced in New Zealand in calendar 2021, could affect the quality and quantity of barley, hops, grapes, and other agricultural raw materials available and decrease the supply and quality of our products. Similarly, power disruptions, such as the outage at our Nava Brewery due to severe winter weather events in early 2021, could adversely impact our production processes and the quality of our products. We or our suppliers of agricultural raw materials may not succeed in preventing contamination in existing or future vineyards, fields, or production facilities. Future government restrictions regarding the use of certain materials used in growing grapes or other agricultural raw materials may increase vineyard costs and/or reduce production of grapes or other crops. It is also possible that a supplier may not provide materials or product components which meet our required standards or may falsify documentation associated with the fulfillment of those requirements.

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 21

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Outbreaks of communicable infections or diseases, pandemics, or other widespread public health crises in the markets in which our consumers or employees live and/or in which we or our distributors, retailers, and suppliers operate
Communicable disease outbreaks, including the COVID-19 pandemic, and other widespread public health crises have resulted and in the future could result in disruptions and damage to our business caused by potential negative consumer purchasing behavior and reduced consumption as well as disruption to our supply chains, production processes, and operations. This includes containment actions that restrict consumer purchasing occasions, including from the inability to leave home or otherwise shop in a normal manner, cancellations of public events, venue closures, or capacity restrictions, as well as reductions in consumer discretionary income due to reduced or limited work and layoffs. Supply disruption may result from restrictions on the ability of employees and others in the supply chain to travel and work, including from quarantines, individual illnesses, or border closures imposed by governments to deter the spread of communicable infections or diseases; determinations by us or our suppliers or distributors to temporarily suspend operations in affected areas; or other actions which restrict or otherwise negatively impact our ability to produce, package, and ship our products, our distributors’ ability to distribute our products, or our suppliers’ ability to provide us with raw, packaging, and other materials. Channels of entry may be closed or operate at reduced capacity, or transportation of product within a region or country may be limited. Our operations and the operations of our suppliers may become less efficient or otherwise be negatively impacted if our or their executive management or other key operational personnel are unable to work or if a significant percentage of our workforce is unable to work at all or at their normal production or other facility. Another widespread health crisis or pandemic conditions could negatively affect the economies and financial markets of many countries resulting in a global economic downturn which could negatively impact demand for our products and our ability to borrow money. Any of these events could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Labor activities could increase our costs
If our employees were to engage in a labor strike, other work stoppage, or other labor activities, we could experience an operational disruption, incur higher ongoing labor costs, and/or suffer reputational harm, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Strategic Risks
Potential decline in the consumption of products we sell; dependence on sales of our Mexican beer brands
Our business depends upon consumers’ consumption of our beer, wine, and spirits brands, and sales of our Mexican beer brands in the U.S. are a significant portion of our business. Consumer preferences, behaviors, perception, and sentiment may shift due to a variety of factors, including changes in taste preferences and leisure, dining, and beverage purchasing and consumption patterns, trends involving demographics and ESG matters, changing market dynamics, including consumer-led premiumization and betterment trends, pricing considerations, perceived value, branding and marketing, and reputational considerations. Further, a limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•a general decline in economic or geopolitical conditions;
•inflation, including the impact of reduced discretionary income of consumers available to purchase our products and increased commodities and other costs;
•concern about the health consequences of consuming beverage alcohol products, including betterment trends, and about drinking and driving or other safety considerations;
•reduced consumption of beverage alcohol products, including as a result of stricter laws relating to consumption or driving while under the influence of alcohol or resulting from weight loss regimens and pharmaceuticals, including GLP-1 drugs;

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 22

PART I	ITEM 1A. RISK FACTORS	Table of Contents
•increased activity from governmental entities, anti-alcohol groups, or other bodies, such as the World Health Organization, advocating measures or guidelines designed to reduce the consumption of beverage alcohol products or require more stringent labeling;
•increased excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;
•increased import and excise duties, other taxes, or tariffs on or impacting beverage alcohol products;
•increased regulation restricting the purchase or consumption of beverage alcohol products;
•the inability of our wine and spirits business to become a global, omni-channel competitor; and
•wars, disease outbreaks or pandemics, quarantines, weather, and natural or man-made disasters.

If these or any other factors cause a decline in the growth rate, amount, or profitability of our sales of the Mexican beer brands in the U.S. or any material shift in consumer preferences, behaviors, perception, and sentiment in our major markets away from our beer, wine, and spirits brands, and our Mexican beer brands in particular, or from the categories in which they compete, it could adversely affect our business, liquidity, financial condition, and/or results of operations.

Acquisition, divestiture, investment, and NPD strategies and activities
From time to time, we acquire businesses, assets, or securities of companies that we believe will provide a strategic fit with our business. We integrate acquired businesses with our existing operations; our overall internal control over financial reporting processes; and our financial, operations, and information systems. If the financial performance of our business, as supplemented by the assets and businesses acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations. We may not effectively assimilate the business or product offerings of acquired companies into our business or within the anticipated costs or timeframes, retain key customers and suppliers or key employees of acquired businesses, or successfully implement our business plan for the combined business. In addition, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates and we may fail to fully realize anticipated cost savings, growth opportunities, or other potential synergies. The fair value of acquired businesses or investments may not remain constant.

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

We have also acquired or retained ownership interests in companies which we do not control, such as our joint venture to operate the Glass Plant, our interest in Canopy, and investments made through our corporate venture capital function, and we have acquired control of companies which we do not wholly own, such as our majority ownership interest in Nelson’s Green Brier Distillery, LLC. Our joint venture partners or the other parties that hold the remaining ownership interests in companies which we do not control may at any time have economic, business, or legal interests or goals that are inconsistent with our goals or the goals of the joint ventures or those companies. Our joint venture arrangements and the arrangements through which we acquired or hold our other equity or membership interests may require us to, among other matters, pay certain costs, make capital investments, fulfill alone our joint venture partners’ obligations, or purchase other parties’ interests. The entities in which we have an interest may be subject to litigation which may have an adverse impact on their ability to do business or under which they may incur costs and expenses which could have a material adverse impact on their operations or financial condition which, in turn, could negatively impact the value of our investment.

In addition, our continued success depends, in part, on our ability to develop new products. The launch and ongoing success of NPDs are inherently uncertain, especially with respect to consumer appeal and our ability to deliver optimized marketing in an evolving and dynamic media landscape, including through emerging digital technologies such as AI and data analytics. A new product launch can give rise to a variety of costs. An

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 23

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Our subsidiaries CB Brand Strategies, LLC, Crown Imports LLC, and Compañía Cervecera de Coahuila, S. de R.L. de C.V. were named as defendants in a lawsuit originally filed in U.S. District Court for the Southern District of New York on February 15, 2021, and most recently amended on March 16, 2022, by Cervecería Modelo de México, S. de R.L. de C.V. and Trademarks Grupo Modelo, S. de R.L. de C.V., captioned Cervecería Modelo de México, S. de R.L. de C.V., et al. v. CB Brand Strategies, LLC, et al., Case No. 21 Civ. 01317-LAK (S.D.N.Y.). The plaintiffs alleged, among other things, that our sub-license of the trademarks for our Mexican beer brands should not permit us to use the Corona brand name on our Corona Hard Seltzer or the Modelo brand name on our Modelo Ranch Water. On August 5, 2022, both the plaintiffs and the defendants filed motions for summary judgment. On November 3, 2022, the court denied our motion for summary judgment. On December 13, 2022, the court denied plaintiffs’ motion for summary judgment. At a trial in March 2023, the jury returned a unanimous verdict in our favor on all counts in the plaintiffs’ complaint, and the court entered judgment dismissing the complaint on March 15, 2023. On April 12, 2023, the plaintiffs filed a motion for judgment as a matter of law or, in the alternative, for a new trial with the court, which motion was denied on April 14, 2023.

On May 12, 2023, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit from the final judgment entered in the above-captioned case, rulings and orders incorporated in, antecedent to, or ancillary to that final judgment, and the district court’s order denying the plaintiffs’ motion for judgment as a matter of law or, in the alternative, for a new trial in that action. The appeal is captioned Cervecería Modelo de México, S. de R.L. de C.V., et al. v. CB Brand Strategies, LLC, et al., Case No. 23-810 (2d Cir.). The plaintiffs’ principal brief was filed on August 22, 2023, which appealed the district court’s order denying the plaintiff’s motion for summary judgment, an evidentiary ruling, and the district court’s instructions to the jury. Our response brief was filed on November 21, 2023, and the plaintiffs’ reply brief was filed on December 12, 2023. Oral argument was conducted before the Second Circuit on March 12, 2024. On March 25, 2024, the Second Circuit issued an order affirming the judgment of the district court, including affirming the denial of the plaintiffs’ motion for summary judgment, affirming the district court’s evidentiary ruling, and rejecting the plaintiffs’ challenges to the district court’s instructions to the jury.

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 24

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Damage to our reputation
The success of our brands depends upon consumer perception, including having a positive image of those brands, and maintaining a good reputation is critical to selling our branded products. Our reputation could also be impacted negatively by public perception, adverse publicity (whether or not valid, such as the similarity of the name of certain of our brands or trademarks and a type of virus), negative comments or campaigns in social media, or our responses relating to, among other things:

•a perceived or actual failure to maintain high ethical standards and responsible operating practices to achieve our business goals;
•perceptions toward, and our performance related to, our ESG and DEI strategies, initiatives, and targets as well as associated reporting regulations, standards, frameworks, and ratings;
•a perceived or actual failure to address concerns relating to the quality, safety, or integrity of our products, including from accidental or deliberate contamination or tampering;
•actions we may take to enhance or safeguard our reputation and uphold our core values, including changes to our operations, sales, advertising, marketing, and new product development;
•allegations that we, or persons currently or formerly associated with us, have allegedly or actually violated applicable laws or regulations, including those related to safety, employment, discrimination, harassment, whistleblowing, privacy, corporate citizenship, improper business practices, or cybersecurity, or have otherwise engaged in negatively perceived activities;
•our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management;
•investors, activist groups, or other stakeholders seeking to influence our business, strategies, operations, and products;
•our investment in Canopy and our association with a cannabis business; or
•efforts that are perceived as insufficient to promote the responsible use of alcohol or cannabis.

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
•our inability to adopt or effectively deploy new and emerging technologies;
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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 25

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Financial and Economic Risks
Indebtedness and interest rate fluctuations
We have incurred indebtedness to finance investments and acquisitions, refinance other indebtedness, fund beer operations expansion, optimization, and construction activities, pay cash dividends, and repurchase shares of our common stock. In the future, we may continue to incur additional indebtedness for any or all of these activities as well as to fund other general corporate purposes. We are exposed to risks associated with interest rate fluctuations, and we have recently experienced a rising interest rate environment. We could experience further changes in our ability to manage fluctuations in interest rates, including for our variable interest rate debt outstanding or if we need to refinance indebtedness. In addition, our business may not generate sufficient cash flow from operations to meet all our debt service requirements, return value to stockholders such as through payment of dividends or repurchase of shares of our common stock, achieve our target net leverage ratio, and fund our general corporate and capital requirements.

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

Additionally, any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in an event of default under the terms of those instruments and a downgrade to our credit ratings. A downgrade to our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. Certain of our debt facilities also contain change of control provisions which, if triggered, may result in an acceleration of our obligation to repay the debt. In addition, certain of our current and future debt and derivative financial instruments have, or in the future, could have interest rates that are tied to reference rates, such as SOFR. The volatility and availability of such reference rates, including establishment of alternative reference rates, is out of our control. Changes to or the unavailability of such rates or the manner for calculation of such reference rates, could result in increases to the cost of our debt. In addition, our 2022 Credit Agreement (i) restricts repayment of the loans under the credit agreement with proceeds derived, directly or indirectly, from Canopy prior to the Specified Time, (ii) restricts the use of proceeds from the loans under our credit agreement, directly or indirectly, for any investment in, transaction with, or to fund the activities of or business with Canopy prior to the Specified Time, and (iii) provides that we will not convert any of our outstanding Exchangeable Shares for Canopy common shares or own any Canopy common shares until the Specified Time.

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 26

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

•changes in political, economic, social, and labor conditions in U.S., Mexico, and international locales, including as a result of elections, potential government shutdowns, or other events;
•potential disruption from wars and military conflicts, terrorism, civil unrest, kidnapping, and drug-related, workplace, or other types of violence;
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

We could also be affected by nationalization of our international operations, unstable governments, unfamiliar or biased legal systems, intergovernmental disputes, or animus against the U.S. or products produced in Mexico. Any determination that our operations or activities did not comply with applicable U.S. or foreign laws or regulations could result in the imposition of fines and penalties, interruptions of business, terminations of necessary licenses and permits, and other legal and equitable sanctions.

Class action or other litigation, including relating to abuse or misuse of our products, product liability, marketing or sales practices including product labeling, or other matters
There has been public attention directed at the beverage alcohol industry, which we believe is due to concerns related to harmful use of alcohol, including drinking and driving, underage drinking, and health consequences from the misuse of alcohol. We could be exposed to lawsuits relating to product liability or marketing or sales practices, including product labeling. With our international operations, we have been and may continue to be subject to risk of a wide variety of other legal claims and proceedings by external parties, employees, and stockholders. Litigation is inherently unpredictable and subject to substantial uncertainties and unfavorable developments and resolutions could occur. In addition, the amount of time and cost to defend ourselves could be substantial. Adverse developments in lawsuits related to such matters as well as the time and costs associated with such activities or a significant decline in the social acceptability of beverage alcohol products or for our products specifically that may result from lawsuits could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 27

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Intangible assets, such as goodwill and trademarks
We have a significant amount of intangible assets such as goodwill and trademarks and may acquire more intangible assets in the future. Intangible assets are subject to a periodic impairment evaluation under applicable accounting standards. For example, if broader industry and market conditions decline and/or our expectations of future performance as reflected in our current strategic operating plans are not fully realized, a future impairment of Wine and Spirits goodwill is reasonably possible. A significant write-down of any of our intangible assets could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Changes to tax laws; fluctuations in our effective tax rate; accounting for tax positions; resolution of tax disputes; changes to accounting standards, elections, assertions, or policies; global minimum tax
Changes to federal, state, provincial, local, or foreign tax laws, could result in increased taxes on our products, business, customers, or consumers. Various proposals to increase taxes on beverage alcohol products have been made at the federal and state levels or at other governmental bodies in recent years. Federal, state, provincial, local, or foreign governmental entities may consider increasing taxes upon beverage alcohol products as they explore available alternatives for raising funds, including to offset budget or other deficits.

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

U.S. tax changes or changes in how international corporations are taxed, including changes in how existing tax laws are interpreted or enforced, or changes to accounting standards, elections, or assertions as well as our accounting policies could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. For example, the OECD has introduced a framework to implement a global minimum tax rate of 15%, referred to as Pillar Two. Many jurisdictions in which we do business have started to enact laws implementing, or have draft legislation proposed for adoption to implement, Pillar Two. These changes, when enacted by the various jurisdictions in which we do business, may significantly increase our taxes in these jurisdictions.

Cash dividends and share repurchases are subject to a number of uncertainties and may affect the price of our common stock
Our capital allocation strategy contemplates quarterly cash dividends and periodic share repurchases under our share repurchase program. We fund our cash dividends and share repurchases through a combination of cash flow from operations, borrowings, and divestiture proceeds. However, we are not required to declare dividends or to make any share repurchases under our share repurchase program. We may discontinue, limit, suspend, delay, or increase our dividends and share repurchases at any time without prior notice. Even if not discontinued, the amount of such dividends and repurchases may be changed, and the amount, timing, and frequency of such dividends and repurchases may vary from historical practice or from our stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, delay, or increase our cash dividends or share repurchases include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to our ability to obtain financing at attractive rates, the impact on our credit ratings, changes in laws or regulations, and the availability of cash. The IRA imposes an excise tax of 1% on share repurchases, and the ongoing impact of this excise tax will be dependent on the extent of our share repurchases in future periods along with any changes to the excise tax rate and could increase our tax liability. The reduction or elimination of our cash dividend or longer suspension or elimination of our share repurchase program could adversely affect the market price of our common stock. Additionally, any share repurchases may not enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 28

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Governance Risks
Sands Family Stockholder Class A Stock ownership and Board of Directors nomination rights
Until November 2027 and so long as the Sands Family Stockholders, collectively, have beneficial or record ownership of at least 10% of the issued and outstanding shares of Class A Stock, our Board of Directors will, subject to the procedures and limitations set forth in the Reclassification Agreement, nominate two individuals designated by WildStar for election to our Board of Directors at any annual meeting of our stockholders at which directors are to be elected (or otherwise in connection with any action by written consent pursuant to which a majority of the Board of Directors will be elected). So long as the Sands Family Stockholders, collectively, have beneficial or record ownership of less than 10% but at least 9,239,463.1 shares of Class A Stock, as may be adjusted by any stock dividend, stock split, stock combination, or similar transaction, the Board of Directors will, subject to the procedures and limitations set forth in the Reclassification Agreement, nominate one individual designated by WildStar for election to the Board of Directors at any annual meeting of our stockholders at which directors are to be elected (or otherwise in connection with any action by written consent pursuant to which a majority of the Board of Directors will be elected).

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 29

PART I	OTHER KEY INFORMATION	Table of Contents
Item 1C. Cybersecurity

Cybersecurity risk management and strategy

We have developed and implemented an enterprise-wide cybersecurity program designed to provide structured and thorough cybersecurity risk management and governance. Our cybersecurity program prioritizes, among other things, prevention of unauthorized access; protection of sensitive information; detection, assessment, and response to cyber threats; and continuous improvement of our cybersecurity measures. We seek to achieve our cybersecurity program priorities through a multi-pronged approach to address cyber threats and incidents that includes implementation of various industry best practices, proactive monitoring of our IT systems, ongoing employee training, and regular risk assessments. We also maintain cyber insurance coverage to help mitigate a portion of the potential costs in the event of covered events.

Our cybersecurity program is aligned with various frameworks for managing cybersecurity risks, such as the National Institute of Standards and Technology Cyber Security Framework for IT systems and International Electrotechnical Commission 62443 which governs cybersecurity for Industrial Control Systems. This program is a component of our ERM function. Our ERM function manages enterprise-wide risk and has established a governance structure in charge of continuous risk management. It has defined risk management processes related specifically to cybersecurity, which include targeted cyber risk reviews and annual cyber risk assessments over our IT and operations. We also have a Cyber and Privacy Risk Committee, led by our CISO, which provides strategic and actionable recommendations on cybersecurity topics, issues, and controls to our executive management team, and a Crisis Management Committee, led by our head of ERM, which manages significant cybersecurity events.

We rely upon both internal and external resources for evaluating and enhancing our cyber posture. At least annually, our information security and internal audit teams conduct comprehensive internal and external penetration testing, supplemented by more frequent Purple-team Tests that are designed to identify critical areas of our technical environment and potential vulnerabilities that may need to be addressed. Our information security team also retains external cybersecurity firms to review and provide feedback on improving our cybersecurity program, including in the areas of data protection, threat and vulnerability management, and end-point protection. We conduct tabletop exercises to prepare for potential cyber incidents and assess our cybersecurity preparedness and processes. We also require annual cybersecurity training by our employees, conduct regular exercises to help our employees recognize phishing emails and other social engineering tactics, and provide various methods for employees to report suspicious activity that may give rise to a cyber incident or threat. Significant results of such testing and reviews are communicated to our executive management team and our Audit Committee, as applicable, and are utilized in our cybersecurity program’s continuous improvement process.

In response to the growing risks associated with third-party service providers, we have established review processes for assessing the technological and information security controls of our third-party suppliers to attempt to identify material cybersecurity risks associated with such providers, their IT systems, and their access to our IT systems that could significantly disrupt our operations. These processes encompass a range of measures, such as pre-engagement cybersecurity due diligence for providers who access our IT systems or information before their engagement, ongoing monitoring and evaluation of our providers, detailed examination of available System and Organization Controls attestation reports, and inclusion of relevant contractual provisions in our agreements with third-party service providers with respect to areas including cyber protections, notifications, auditing, and risk allocation.

We maintain an IRP, which provides a set of core practices and procedures when responding to certain high-risk information security threats and incidents, and a CMP, which is designed to ensure appropriate resources are utilized to provide an effective, timely, and coordinated response in managing crises, including significant cyber threats and incidents. Among other things, the IRP sets forth roles and responsibilities in connection with detecting, assessing, and mitigating cybersecurity incidents and outlines applicable communication and escalation protocols. Under the CMP, our Crisis Management Committee will assume overall responsibility in an effort to

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 30

PART I	OTHER KEY INFORMATION	Table of Contents
ensure that the appropriate functions and work streams are mobilized and coordinated to effectively manage any significant cyber events.

As with all large IT systems, we have been a target of cyberattackers and other hacking activities, as have certain of our third-party service providers. While our cybersecurity program is designed to prevent unauthorized access and protect sensitive information, including through continuous improvement of our cybersecurity measures, and we have not experienced any material cyber threats or incidents to date, we can give no assurance that we will be able to prevent, identify, respond to, or mitigate the impact of all cyber threats or incidents. To the extent future cyber threats or incidents result in significant disruptions and costs to our operations, reduce the effectiveness of our internal control over financial reporting, or otherwise substantially impact our business, it could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. For additional discussion on our cybersecurity risks, refer to Item 1A. “Risk Factors” of this Form 10-K.

Cybersecurity governance

Our Board of Directors oversees the management of risks inherent in the operation of our business, with a focus on the most significant risks that we face, including those related to cybersecurity. The Board of Directors has delegated oversight of cybersecurity, including privacy and information security, as well as enterprise risk management to the Audit Committee. In connection with that oversight responsibility, our CDIO and CISO meet with the Audit Committee on a quarterly basis and provide information and updates on a range of cybersecurity topics which may include our cybersecurity program and governance processes; cyber risk monitoring and management; the status of projects to strengthen our cybersecurity and privacy capabilities; recent significant incidents or threats impacting our operations, industry, or third-party suppliers; and the emerging threat landscape. Our head of ERM also meets with our executive management team and the Audit Committee on a quarterly basis and with the Board of Directors on an annual basis and reports on applicable cyber risk management processes and activities pertinent to the ERM function.

Our enterprise-wide cybersecurity program is managed by a dedicated information security team, including our Cyber and Privacy Risk Committee described above, led by our CISO. Our CISO has more than 25 years of technology experience across various disciplines, including nearly 15 years of experience as a CISO in the financial, manufacturing, and CPG industries. He has led our global information security organization for almost four years. In addition to his employment experience in the cybersecurity field, our CISO has a Master of Business Administration in management and operations and a Bachelor’s Degree in technology management, and he has served on corporate and industry advisory boards related to cybersecurity, all of which have provided him with skills and experience to manage our global information security function. Our CISO reports to our CDIO, who meets regularly with other members of our executive team and provides relevant updates on our cybersecurity program.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 31

PART I	OTHER KEY INFORMATION	Table of Contents
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

Our corporate headquarters are located in leased offices in Victor, New York. We plan to relocate our corporate headquarters to a leased office in Rochester, New York in June 2024. Our segments also maintain leased office spaces in other locations in the U.S. and internationally.

We believe that our facilities, taken as a whole, are in good condition and working order. Within the Beer segment, we have adequate capacity to meet our current needs and we have undertaken activities to increase our production capacity to address our anticipated future demand. Within the Wine and Spirits segment, we have adequate capacity to meet our needs for the foreseeable future. As of February 29, 2024, our principal physical properties by segment, all of which are owned, consist of:

Beer	Wine and Spirits
Breweries •Nava Brewery in Nava •Obregon Brewery in Obregon Production facility •Glass Plant in Nava
Wineries
•Gonzales Winery in Gonzales, California
•Mission Bell Winery in Madera, California
•Woodbridge Winery in Acampo, California
•Kim Crawford Winery in Marlborough, New Zealand

Warehouse, distribution, and other production facilities
•Lodi Distribution Center in Lodi, California
•Pontassieve Winery in Florence, Italy

Within our Wine and Spirits segment, as of February 29, 2024, we owned, leased, or had interests in approximately 10,100 acres of vineyards in the U.S., 6,700 acres of vineyards in New Zealand, and 1,400 acres of vineyards in Italy.

Item 3. Legal Proceedings

For information regarding Legal Proceedings, see Risk Factors and Note 16.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 32

PART II	OTHER KEY INFORMATION	Table of Contents
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A Stock trades on the New York Stock Exchange under the symbol STZ. There is no public trading market for our Class 1 Stock. At April 16, 2024, the number of holders of record of our Class A Stock and Class 1 Stock were 483 and 17, respectively.

For information regarding dividends and share repurchase programs, see (i) MD&A and (ii) Note 17.

For information on securities authorized for issuance under our equity compensation plans, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under Item 12. of this Form 10-K.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 33

PART II	ITEM 7. MD&A	Table of Contents
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” located in our Form 10-K for the fiscal year ended February 28, 2023, filed on April 20, 2023, for reference to discussion of the fiscal year ended February 28, 2022, the earliest of the three fiscal years presented. This MD&A, which should be read in conjunction with our Financial Statements, is organized as follows:

Overview.    This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

Strategy.    This section provides a description of our strategy and a discussion of a recent development, and significant divestitures, acquisitions, and investments.

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

Overview

Effective May 31, 2023, we changed our internal management financial reporting to consist of two business divisions: (i) Beer and (ii) Wine and Spirits and we now report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other following the removal of the Canopy operating segment. For additional information, refer to Note 22.

In the Beer segment, our portfolio consists of high-end imported beer brands and ABAs. We have an exclusive perpetual brand license to produce our Mexican beer portfolio and to import, market, and sell such portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio that includes higher-end wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of corporate development, corporate finance, corporate strategy, executive management, growth, human resources, internal audit, investor relations, IT, legal, and public relations, as well as our Canopy investment and investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

Strategy

Our business strategy for the Beer segment focuses on upholding our leadership position in the U.S. beer market, including the high-end segment, and continuing to grow our high-end imported beer brands through

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 34

PART II	ITEM 7. MD&A	Table of Contents
maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. This includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, including within the 3-tier eCommerce channel, as well as investing in the next increment of modular capacity additions required to sustain our momentum. We continue to focus on consumer-led innovation by creating new line extensions behind celebrated, trusted brands and package formats, as well as new to world brands, that are intended to meet emerging needs.

Expansion, optimization, and/or construction activities continue under our Mexico Beer Projects to align with our anticipated future growth expectations, and we expect to spend approximately $3 billion over Fiscal 2025 through Fiscal 2028 on these activities. See “Capital expenditures” below. Additionally, we are pursuing the sale of the remaining assets at the canceled Mexicali Brewery after exploring various options; however, we may not be successful in completing any such sale or obtaining other forms of recovery.

Our business strategy for the Wine and Spirits segment continues to focus on higher-end brands, improving margins, and creating operating efficiencies. We have reshaped our portfolio primarily through an enhanced focus on higher-margin, higher-growth wine and spirits brands. Our business is organized into two distinct commercial teams, one focused on our fine wine and craft spirits brands and the other focused on our mainstream and premium brands. While each team has its own distinct strategy, both remain aligned to the goal of accelerating performance by growing organic net sales and expanding margins. In addition, we are advancing our aim to become a global, omni-channel competitor in line with consumer preferences. Our business continues to progressively expand into DTC channels (including hospitality), 3-tier eCommerce, and international markets, while remaining a major supplier in U.S. 3-tier brick-and-mortar distribution. In markets where it is feasible, we entered into a contractual arrangement with Southern Glazer’s Wine and Spirits to consolidate our U.S. distribution in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth. This distributor currently represents about 70% of our branded wine and spirits volume in the U.S.

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

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth as well as our target net leverage ratio and dividend payout ratio; investing to support the growth of our business; and delivering additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been affected by inflation, changing prices, reductions in discretionary income of consumers available to purchase our products, and shifting consumer behaviors, as well as other unfavorable global and regional economic conditions, global supply chain disruptions and constraints, and geopolitical events. We expect some or all of these impacts to continue into Fiscal 2025 which could have a material impact on our results of operations. We intend to continue to monitor the inflationary environment and the impact on the consumer when we consider passing along rising costs through further selling price increases, subject to normal competitive conditions. In addition, we are continuing our commodity and foreign exchange hedging programs while also seeking to identify additional cost savings initiatives. However, there can be no assurance that we will be able to fully mitigate rising costs through increased selling prices and/or cost savings initiatives. Furthermore, to the extent climate-related severe weather events, such as droughts, floods, wildfires, extreme heat, and/or late frosts, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

Recent Development

Conversion of Canopy common stock ownership and exchange of investment into Exchangeable Shares
In April 2024, the Canopy Amendment was approved by Canopy’s shareholders. We subsequently elected to convert our 17.1 million Canopy common shares into Exchangeable Shares on a one-for-one basis. Additionally,

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 35

PART II	ITEM 7. MD&A	Table of Contents
we exchanged our 2023 Canopy Promissory Note for 9.1 million Exchangeable Shares and forgave all accrued but unpaid interest together with the remaining principal amount of the note. For additional information, refer to Note 10.

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

Daleville Facility
In May 2023, we sold the Daleville Facility in connection with our decision to exit the craft beer business.

Wine and Spirits segment
Wine Divestiture
In October 2022, we sold certain of our mainstream and premium wine brands and related inventory. Accordingly, our consolidated results of operations include the results of operations of such mainstream and premium wine brands through the date of divestiture. We received cash proceeds of $96.7 million from the Wine Divestiture that were utilized primarily to reduce outstanding borrowings. We recognized a $15.0 million net gain on the sale of business for Fiscal 2023. This gain was included in selling, general, and administrative expenses within our consolidated results.

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
As of August 31, 2023, we evaluated certain equity method investments, made through our corporate venture capital function, and determined there were other-than-temporary impairments due to business underperformance. Investments with a carrying value of $14.9 million were written down to an estimated fair value of $2.6 million, resulting in an impairment of $12.3 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Fiscal 2024. In October 2023, we exited one of these equity method investments in exchange for a note receivable.

Canopy investment
We have an investment in Canopy, a North American cannabis and CPG company providing medical and adult-use cannabis products, which expands our portfolio into adjacent categories.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 36

PART II	ITEM 7. MD&A	Table of Contents
Canopy Equity Method Investment —
We evaluated the Canopy Equity Method Investment as of May 31, 2023, and determined there was an other-than-temporary impairment. Our conclusion was based primarily on several contributing factors, including: (i) the fair value being less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recorded significant costs in its fourth quarter of fiscal 2023 results designed to align its Canadian cannabis operations and resources in response to continued unfavorable market trends, (iii) the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, and (iv) Canopy’s identification of material misstatements in certain of its previously reported financial results related to sales in its BioSteel reporting unit that were accounted for incorrectly, including the recording of a goodwill impairment during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a carrying value of $266.2 million was written down to its estimated fair value of $142.7 million, resulting in an impairment of $123.5 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Fiscal 2024.

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

Other Canopy investments —
In July 2022, we received 29.2 million common shares of Canopy following the exchange of C$100.0 million principal amount of our Canopy Debt Securities. In April 2023, we extended the maturity of the remaining C$100.0 million principal amount of our Canopy Debt Securities by exchanging them for the 2023 Canopy Promissory Note. The fair value of the Canopy Debt Securities was $69.6 million as of February 28, 2023. As of May 31, 2023, we determined that the 2023 Canopy Promissory Note did not have future economic value and, accordingly, the fair value was reduced to zero. Additionally, on November 1, 2023, the initial tranche of the November 2018 Canopy Warrants expired in accordance with its terms. The remaining tranches of the November 2018 Canopy Warrants were conditioned on the exercise, in full, of the expired warrants. As such, there are no longer any outstanding November 2018 Canopy Warrants.

For additional information on these divestitures, acquisitions, and investments, refer to Notes 2, 5, 7, and 10.

Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of the Wine Divestiture, as appropriate.

Fiscal 2024 compared with Fiscal 2023

•Our results of operations were primarily impacted by (i) lower impairment and other losses related to our investment in Canopy as compared with Fiscal 2023 and (ii) improvements within the Beer segment driven by 7.4% shipment volume growth and our successful execution of cost savings initiatives, partially offset by a decline in performance within the Wine and Spirits segment.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 37

PART II	ITEM 7. MD&A	Table of Contents
•Net sales increased 5% largely due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing, partially offset by a decline in Wine and Spirits net sales driven primarily by a decrease in branded shipment volume.

•Operating income increased 11% largely due to the improvements within (i) the Beer segment as shipment volume outpaced the growth of cost of product sold, driven by the successful execution of cost savings initiatives, (ii) the Wine and Spirits segment driven by lower transportation and warehousing costs, and (iii) the Corporate Operations and Other segment from lower Digital Business Acceleration investments as compared to Fiscal 2023, partially offset by the decline in branded wine and spirits shipment volume.

•Net income attributable to CBI and diluted net income per common share attributable to CBI increased largely due to the items discussed above.

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

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Fiscal 2024	Fiscal 2023
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(44.2)	$(15.0)
Flow through of inventory step-up	(3.6)	(4.5)
Settlements of undesignated commodity derivative contracts	15.0	(76.7)
Strategic business development costs	—	(1.2)
Net flow through of reserved inventory	—	1.2
Recovery of (loss on) inventory write-down	—	0.2
Comparable Adjustments, Cost of product sold	(32.8)	(96.0)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(46.3)	(9.9)
Transition services agreements activity	(24.9)	(20.5)
Gain (loss) on sale of business	(15.1)	15.0
Transaction, integration, and other acquisition-related costs	(0.6)	(1.4)
Insurance recoveries	55.1	5.2
Costs associated with the Reclassification	0.2	(37.8)
Impairments of assets	—	(66.5)
Other gains (losses)	(11.4)	18.1
Comparable Adjustments, Selling, general, and administrative expenses	(43.0)	(97.8)
Comparable Adjustments, Operating income (loss)	$(75.8)	$(193.8)

Comparable Adjustments, Income (loss) from unconsolidated investments	$(478.0)	$(1,907.7)

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 38

PART II	ITEM 7. MD&A	Table of Contents
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

Gain (loss) on sale of business
We recognized a net gain (loss) primarily from (i) the Craft Beer Divestitures and the sale of the Daleville Facility (Fiscal 2024) and (ii) the completion of the Wine Divestiture (Fiscal 2023). For additional information, refer to Notes 2 and 5.

Transaction, integration, and other acquisition-related costs
We recognized costs in connection with our investments, acquisitions, and divestitures.

Insurance recoveries
We recognized business interruption and other recoveries largely related to severe winter weather events. For additional information on the Fiscal 2024 recoveries, refer to Note 16.

Costs associated with the Reclassification
We recognized costs primarily related to professional and consulting fees, printing and mailing the associated proxy statement/prospectus, all filing and other fees paid to the SEC, and the acceleration of certain commitments in connection with the Reclassification. For additional information, refer to Note 17.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 39

PART II	ITEM 7. MD&A	Table of Contents
Impairments of assets
We recognized trademark and other long-lived asset impairment losses in connection with certain continued negative trends within our previously-owned craft beer business. For additional information, refer to Notes 5 and 7.

Other gains (losses)
We recognized other gains (losses) primarily from (i) a net loss from changes in the indemnification of liabilities associated with prior period divestitures (Fiscal 2024), (ii) net decreases in estimated fair values of contingent liabilities associated with prior period acquisitions, and (iii) a gain recognized on the remeasurement of our previously held equity interest to the acquisition-date fair value (Fiscal 2023).

Income (loss) from unconsolidated investments
We recognized income (loss) primarily from (i) comparable adjustments to equity in losses from Canopy’s results, (ii) impairments of our Canopy Equity Method Investment, (iii) unrealized net losses from the changes in fair value of our securities measured at fair value, and (iv) impairments of certain other equity method investments (Fiscal 2024). For additional information, refer to Notes 7 and 10.

Business Segments

Net sales

	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
(in millions)
Beer	$8,162.6	$7,465.0	$697.6	9%
Wine and Spirits:
Wine	1,552.1	1,722.7	(170.6)	(10%)
Spirits	247.1	264.9	(17.8)	(7%)
Total Wine and Spirits	1,799.2	1,987.6	(188.4)	(9%)
Consolidated net sales	$9,961.8	$9,452.6	$509.2	5%

Beer segment
	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$8,162.6	$7,465.0	$697.6	9%

Shipments	418.1	389.2		7.4%

Depletions				7.5%

The increase in Beer net sales is largely due to (i) $564.5 million of shipment volume growth, which benefited from continued consumer demand for our Mexican beer portfolio, and (ii) $147.6 million of favorable impact from pricing in select markets, partially offset by an $11.5 million decline in net sales from the Craft Beer Divestitures.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 40

PART II	ITEM 7. MD&A	Table of Contents

Wine and Spirits segment
	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,799.2	$1,987.6	$(188.4)	(9%)

Shipments
Total	23.8	27.1		(12.2%)
Organic (1)	23.8	26.5		(10.2%)

U.S. Wholesale	21.0	23.5		(10.6%)
Organic U.S. Wholesale (1)	21.0	23.1		(9.1%)

Depletions (1)				(7.1%)
(1)Includes adjustments to remove volumes associated with the Wine Divestiture for the period March 1, 2022, through October 5, 2022.

The decrease in Wine and Spirits net sales is due to a $149.9 million decrease in organic net sales and $38.5 million from the Wine Divestiture. The decrease in organic net sales is driven by a $175.2 million decrease in branded wine and spirits shipment volume, partially offset by (i) $21.4 million of favorable impact from pricing and (ii) $4.3 million of favorable product mix, driven by consumer-led premiumization. The decrease in branded wine and spirits shipment volume is primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our mainstream and premium brands. The favorable impact from pricing was driven by price increases, partially offset by lower contractual distributor payments as compared to Fiscal 2023. While we expect the unfavorable U.S. wholesale wine market trends to continue in Fiscal 2025, we have identified key actions to improve marketing execution and sales performance.

Gross profit

	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
(in millions)
Beer	$4,214.2	$3,937.8	$276.4	7%
Wine and Spirits	836.1	927.2	(91.1)	(10%)
Comparable Adjustments	(32.8)	(96.0)	63.2	NM
Consolidated gross profit	$5,017.5	$4,769.0	$248.5	5%

The increase in Beer gross profit is primarily due to (i) $299.9 million of shipment volume growth and (ii) the $147.6 million of favorable impact from pricing, partially offset by (i) $163.7 million of higher cost of product sold and (ii) $12.0 million of unfavorable product mix. The higher cost of product sold is primarily due to (i) $113.8 million of higher material costs, including malt, aluminum, glass, and starch, driven by inflation and global supply chain constraints, (ii) $28.4 million of higher depreciation resulting from the Mexico Beer Projects, (iii) $21.6 million of costs related to the write-off of a value-added tax receivable, (iv) $13.7 million of costs related to a voluntary product recall of select kegs for quality assurance, and (v) a $9.6 million increase in brewery costs, including compensation and benefits and IT expenses, partially offset by (i) $21.0 million of decreased transportation costs and (ii) $15.3 million of favorable fixed cost absorption related to increased production levels as compared to Fiscal 2023. To partially offset the increases in cost of product sold we executed efficiency initiatives focused largely on logistics and procurement that resulted in nearly $205 million of net cost savings for Fiscal 2024.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 41

PART II	ITEM 7. MD&A	Table of Contents

The decrease in Wine and Spirits gross profit is due to a $68.4 million decrease in organic gross profit and $22.7 million from the Wine Divestiture. The decrease in organic gross profit is attributable to (i) an $88.0 million decrease in branded wine and spirits shipment volume, (ii) $31.7 million of unfavorable channel mix led by lower-margin, non-branded net sales, and (iii) an $11.2 million decrease in non-branded gross profit on net sales, partially offset by (i) $39.9 million of lower cost of product sold and (ii) the $21.4 million favorable impact from pricing. The decrease in cost of product sold was largely attributable to (i) $31.3 million of decreased transportation and warehousing costs, including ocean freight shipping, (ii) $13.1 million of cost savings initiatives, primarily resulting in lower grape costs, as well as lower materials and packaging costs, driven by our sustainable packaging projects, and (iii) a decrease in production costs, including lower compensation and benefits.

Gross profit as a percent of net sales remained relatively flat at 50.4% for Fiscal 2024 compared with 50.5% for Fiscal 2023. This was driven by (i) 135 basis points of rate decline from higher cost of product sold within the Beer segment, driven by the increase in material costs, and (ii) approximately 30 basis points of rate decline resulting from unfavorable channel mix within the Wine and Spirits segment, offset by (i) approximately 60 basis points of favorable impact from Beer pricing in select markets, (ii) a favorable change of approximately 50 basis points in Comparable Adjustments, and (iii) approximately 35 basis points of rate growth from lower cost of product sold within the Wine and Spirits segment.

Selling, general, and administrative expenses

	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
(in millions)
Beer	$1,119.8	$1,076.3	$43.5	4%
Wine and Spirits	437.4	474.1	(36.7)	(8%)
Corporate Operations and Other	247.6	277.9	(30.3)	(11%)
Comparable Adjustments	43.0	97.8	(54.8)	NM
Consolidated selling, general, and administrative expenses	$1,847.8	$1,926.1	$(78.3)	(4%)

The increase in Beer selling, general, and administrative expenses is largely driven by $31.1 million and $11.8 million of increased general and administrative expenses and marketing spend, respectively. The increase in general and administrative expenses was driven primarily by (i) unfavorable foreign currency impact and (ii) higher compensation and benefits, primarily related to incremental headcount to support the demand for our beer portfolio, partially offset by (i) the Craft Beer Divestitures, (ii) favorability from strategic asset relocation in Fiscal 2023, and (iii) decreased legal expenses as compared to Fiscal 2023. The increase in marketing spend is primarily driven by ongoing media investments to build awareness of our high-end imported beer brands, partially offset by decreased spend as a result of the Craft Beer Divestitures. Marketing as a percentage of net sales was 8.4% for Fiscal 2024 as compared to 9.1% for Fiscal 2023.

The decrease in Wine and Spirits selling, general, and administrative expenses is largely due to $19.0 million and $17.0 million of decreased marketing spend and general and administrative expenses, respectively. The decrease in marketing spend is primarily driven by less planned media investments for our mainstream and premium brands as compared to Fiscal 2023. The decrease in general and administrative expenses is primarily due to lower incentive accruals and decreased consulting services both as compared to Fiscal 2023, partially offset by higher litigation expenses.

The decrease in Corporate Operations and Other selling, general, and administrative expenses is largely due to an approximately $44 million reduction in third-party services, driven by lower Digital Business Acceleration investments, partially offset by an approximate $7 million increase in IT project expenses as compared to Fiscal 2023. Compensation and benefits remained relatively flat as incremental headcount to support the Digital Business Acceleration initiative was largely offset by favorability from the November 2022 Reclassification.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 42

PART II	ITEM 7. MD&A	Table of Contents
Selling, general, and administrative expenses as a percent of net sales decreased to 18.5% for Fiscal 2024 as compared with 20.4% for Fiscal 2023. The decrease is driven largely by (i) approximately 95 basis points of rate decline as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses, (ii) a favorable change in Comparable Adjustments, contributing approximately 60 basis points of rate decline, and (iii) approximately 30 basis points of rate decline from a decrease in the Corporate Operations and Other segment’s selling, general, and administrative expenses.

Operating income (loss)

	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
(in millions)
Beer	$3,094.4	$2,861.5	$232.9	8%
Wine and Spirits	398.7	453.1	(54.4)	(12%)
Corporate Operations and Other	(247.6)	(277.9)	30.3	11%
Comparable Adjustments	(75.8)	(193.8)	118.0	NM
Consolidated operating income (loss)	$3,169.7	$2,842.9	$326.8	11%

The increase in Beer operating income is largely attributable to the shipment volume growth for our beer portfolio, the cost savings initiatives, and the favorable pricing impact, partially offset by higher material costs.

The decrease in Wine and Spirits operating income is largely attributable to the decline in branded wine and spirits shipment volume, unfavorable channel mix, and the Wine Divestiture, partially offset by the lower transportation and warehousing costs, the favorable pricing impact, decreased selling, general, and administrative expenses, and the cost savings initiatives, as described above.

As previously discussed, the Corporate Operations and Other decrease in operating loss is largely due to the lower third-party Digital Business Acceleration investments.
Income (loss) from unconsolidated investments

	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
(in millions)
Impairment of equity method investments	$(136.1)	$(1,060.3)	$924.2	87%
Unrealized net gain (loss) on securities measured at fair value	(85.4)	(45.9)	(39.5)	(86%)
Equity in earnings (losses) from Canopy and related activities	(321.3)	(949.3)	628.0	66%
Equity in earnings (losses) from other equity method investees and related activities	30.7	19.1	11.6	61%
Net gain (loss) on sale of unconsolidated investment	0.3	—	0.3	NM
	$(511.8)	$(2,036.4)	$1,524.6	75%

Interest expense
Interest expense increased to $435.4 million for Fiscal 2024 as compared to $398.7 million for Fiscal 2023. This increase of $36.7 million, or 9%, is due to approximately $675 million of higher average borrowings and approximately 20 basis points of higher weighted average interest rates, partially offset by an increase in capitalized interest in connection with the Mexico Beer Projects. The higher average borrowings and weighted average interest rates are largely attributable to funding the aggregate cash payment to holders of Class B Stock in connection with the Reclassification. For additional information, refer to Notes 12 and 17.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 43

PART II	ITEM 7. MD&A	Table of Contents
Loss on extinguishment of debt
Loss on extinguishment of debt primarily consists of a premium payment and the write-off of debt issuance costs in connection with the tender offers of our 3.20% February 2018 Senior Notes and 4.25% May 2013 Senior Notes and make-whole payments in connection with the early redemption of those notes (Fiscal 2023).

(Provision for) benefit from income taxes
The provision for income taxes increased to $456.6 million for Fiscal 2024 from $422.1 million for Fiscal 2023. Our effective tax rate for Fiscal 2024 was 20.6% as compared with 110.0% for Fiscal 2023. In comparison to prior year, our income taxes were impacted primarily by:

•an increase in the valuation allowance related to our investment in Canopy, driven by the Canopy Equity Method Investment impairment recognized in Fiscal 2023; offset by
•a net income tax benefit recognized from the realization of tax losses related to a prior period divestiture recognized in Fiscal 2023; and
•the effective tax rates applicable to our foreign businesses.

For additional information, refer to Note 13.

The OECD introduced a framework under Pillar Two which includes a global minimum tax rate of 15%. Many jurisdictions in which we do business have started to enact laws implementing Pillar Two. We are monitoring these developments and currently do not believe these rules will have a material impact on our financial condition and/or consolidated results for Fiscal 2025.

We expect our reported effective tax rate for Fiscal 2025 to be in the range of 17.5% to 19.5%. This range does not reflect any tax impact associated with our Canopy investment and related activities.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI increased to $1,727.4 million for Fiscal 2024 from $(71.0) million for Fiscal 2023. This increase of $1,798.4 million, is primarily attributable to (i) lower impairment and other losses related to our investment in Canopy and (ii) the Fiscal 2024 improvements within the Beer segment as shipment volume growth exceeded the growth of cost of product sold, driven by the successful execution of cost savings initiatives, partially offset by the decline in performance within the Wine and Spirits segment.

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 44

PART II	ITEM 7. MD&A	Table of Contents
We have an agreement with a financial institution for payment services and to facilitate a voluntary supply chain finance program through this participating financial institution. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. For additional information, refer to Note 16.

Cash Flows

	Fiscal 2024	Fiscal 2023	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$2,780.0	$2,756.9	$23.1
Investing activities	(1,285.9)	(999.4)	(286.5)
Financing activities	(1,474.6)	(1,819.9)	345.3
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(3.5)	2.9
Net increase (decrease) in cash and cash equivalents	$18.9	$(65.9)	$84.8

Operating activities
The increase in net cash provided by (used in) operating activities consists of:

	Fiscal 2024	Fiscal 2023	Dollar Change
(in millions)
Net income (loss)	$1,765.2	$(38.5)	$1,803.7
Deferred tax provision (benefit)	147.9	207.8	(59.9)
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	321.2	971.8	(650.6)
Impairment of equity method investments	136.1	1,060.3	(924.2)
Other non-cash adjustments	697.4	830.0	(132.6)
Change in operating assets and liabilities, net of effects from purchase and sale of business	(287.8)	(274.5)	(13.3)
Net cash provided by (used in) operating activities	$2,780.0	$2,756.9	$23.1

The $13.3 million net change in operating assets and liabilities was driven by an increase in accounts payable for both the Beer and Wine and Spirits segments largely due to the timing of payments. These changes were largely offset by operating cash flow increases for the Beer segment in both (i) inventory levels and (ii) accounts receivable primarily attributable to the timing of collections. Additionally, net cash provided by operating activities was negatively impacted by higher income tax payments in Fiscal 2024 as compared to Fiscal 2023.

Investing activities
Net cash used in investing activities increased to $1,285.9 million for Fiscal 2024 from $999.4 million for Fiscal 2023. This increase of $286.5 million, or 29%, was primarily due to (i) $233.7 million of additional capital expenditures for Fiscal 2024 largely related to the Mexico Beer Projects and (ii) $91.3 million of reduced proceeds from the sale of business, driven by the Wine Divestiture in Fiscal 2023. The increase in net cash used in investing activities was partially offset by a $29.6 million decrease in business acquisitions for Fiscal 2024.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 45

PART II	ITEM 7. MD&A	Table of Contents
Business acquisitions and divestitures consist primarily of the following:

	Acquisitions	Divestitures
Fiscal 2024
	•Domaine Curry	•Craft Beer Divestitures
Fiscal 2023
	•Lingua Franca	•Wine Divestiture
•Austin Cocktails

For additional information on these acquisitions and divestitures, refer to Notes 2 and 8.

Financing activities
The decrease in net cash provided by (used in) financing activities consists of:

	Fiscal 2024	Fiscal 2023	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(596.9)	$1,991.3	$(2,588.2)
Dividends paid	(653.8)	(587.7)	(66.1)
Purchases of treasury stock	(249.7)	(1,700.2)	1,450.5
Net cash provided by stock-based compensation activities	93.3	32.0	61.3
Distributions to noncontrolling interests	(52.6)	(55.3)	2.7
Payment of contingent consideration	(14.9)	—	(14.9)
Payment to holders of Class B Stock in connection with the Reclassification	—	(1,500.0)	1,500.0
Net cash provided by (used in) financing activities	$(1,474.6)	$(1,819.9)	$345.3

Debt

Total debt outstanding as of February 29, 2024, amounted to $11,879.3 million, a decrease of $582.0 million, or 5%, from February 28, 2023. This decrease consisted of:

Debt repayment	Debt issuance

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 46

PART II	ITEM 7. MD&A	Table of Contents
Bank facilities
In May 2023, we repaid the outstanding three-year term loan facility borrowings under the August 2022 Term Credit Agreement with proceeds from the May 2023 Senior Notes (see “Senior notes” below). In August 2023, we repaid the outstanding five-year term loan facility borrowings under the April 2022 Term Credit Agreement with proceeds from commercial paper borrowings.

Senior notes
In May 2023, we issued the May 2023 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $739.8 million were used for general corporate purposes, including the repayment of outstanding borrowings under the August 2022 Term Credit Agreement and to reduce outstanding commercial paper borrowings.

In January 2024, we issued the January 2024 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $397.2 million were used for general corporate purposes, including working capital, funding capital expenditures, repayment of indebtedness, and other business opportunities.

General
The majority of our outstanding borrowings as of February 29, 2024, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2024 to calendar 2050, as follows:
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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 47

PART II	ITEM 7. MD&A	Table of Contents
We had the following remaining borrowing capacity available under our 2022 Credit Agreement:

	February 29, 2024	April 16, 2024
(in millions)
Revolving credit facility (1)	$1,997.0	$2,159.9
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2022 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $241.5 million and $78.7 million as of February 29, 2024, and April 16, 2024, respectively.

The financial institutions participating in our 2022 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of February 29, 2024, we and our subsidiaries were subject to covenants that are contained in our 2022 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2022 Credit Agreement. As of February 29, 2024, under our 2022 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x. In April 2024, the October 2022 Credit Agreement Amendment, which revised certain defined terms and covenants in the 2022 Credit Agreement, became effective.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of February 29, 2024, we were in compliance with our covenants under our 2022 Credit Agreement and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12.

Common Stock Dividends

On April 10, 2024, our Board of Directors declared a quarterly cash dividend of $1.01 per share of Class A Stock and $0.91 per share of Class 1 Stock payable on May 17, 2024, to stockholders of record of each class as of the close of business on May 3, 2024. We expect to return approximately $740 million to stockholders in Fiscal 2025 through cash dividends.

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

During Fiscal 2024, we repurchased 1,043,366 shares of Class A Stock pursuant to the 2021 Authorization through open market transactions at an aggregate cost of $249.7 million, excluding the impact of Federal excise

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 48

PART II	ITEM 7. MD&A	Table of Contents
tax owed pursuant to the IRA, or an average cost of $239.34 per share. Subsequent to February 29, 2024, we repurchased 424,783 shares of Class A Stock pursuant to the 2021 Authorization at an aggregate cost of $110.0 million, excluding the impact of Federal excise tax owed pursuant to the IRA, through open market transactions. We primarily used cash on hand to pay the purchase price for the repurchased shares.

As of April 23, 2024, total shares repurchased under the 2021 Authorization and the 2023 Authorization are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization	$2,000.0	$1,496.3	6,300,059
2023 Authorization	$2,000.0	$—	—

Share repurchases under the 2021 Authorization and the 2023 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations and/or proceeds from borrowings. Any repurchased shares will become treasury shares.

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

The following sets forth information about our outstanding obligations at February 29, 2024. For a detailed discussion of the items noted in the following table, refer to Notes 11 through 16.

	Short-term payments	Long-term payments	Total
(in millions)
Contractual obligations:
Short-term borrowings	$241.4	$—	$241.4
Interest payments on short-term debt	$0.2	$—	$0.2
Long-term debt (excluding unamortized debt issuance costs and unamortized discounts)	$957.5	$10,760.3	$11,717.8
Interest payments on long-term debt (1)	$447.9	$3,595.3	$4,043.2
Operating leases	$117.2	$731.6	$848.8

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 49

PART II	ITEM 7. MD&A	Table of Contents

	Short-term payments	Long-term payments	Total
(in millions)
Other long-term liabilities (2)	$214.6	$229.6	$444.2
Purchase obligations
Raw materials and supplies	$617.0	$2,142.4	$2,759.4
Capital expenditures (3)	$343.9	$228.6	$572.5
Contract services	$174.0	$344.6	$518.6
In-process and finished goods inventories	$15.8	$33.3	$49.1
Other:
Investments in businesses (4)	$8.0	$80.5	$88.5
(1)Interest payments on long-term debt do not include interest related to finance lease obligations as amounts are not material.
(2)Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $321.4 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. For a detailed discussion of these items, refer to Note 13.
(3)Contracts to purchase equipment and services primarily related to the Mexico Beer Projects. For further information about these purchase obligations, refer to “Capital expenditures” below.
(4)Publicly announced intent to invest (i) $100 million in female-founded or -led companies through our Focus on Female Founders program over a 10-year period concluding in fiscal 2029 and (ii) $100 million to support minority-founded or -owned companies in the beverage alcohol space and related categories through our Focus on Minority Founder Venture program over a 10-year period concluding in fiscal 2031. We have invested a total of $111.5 million through Fiscal 2024 in female-founded or -led and minority-founded or -owned companies.

Capital Expenditures

During Fiscal 2024, we incurred $1,269.1 million for capital expenditures, including $947.9 million for the Beer segment primarily for the Mexico Beer Projects. We plan to spend from $1.4 billion to $1.5 billion for capital expenditures in Fiscal 2025, including approximately $1.2 billion for the Beer segment associated primarily with the Mexico Beer Projects. The remaining planned Fiscal 2025 capital expenditures consist of improvements to existing operating facilities and replacements of existing equipment and/or buildings. Management reviews the capital expenditure program periodically and modifies it as required to meet current and projected future business needs.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect amounts reported in our consolidated financial statements. Estimates are based on historical experience, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. We review estimates to ensure that they appropriately reflect changes in our business on an ongoing basis. Certain policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management to determine appropriate assumptions to be used in certain estimates; as a result, they are subject to an inherent degree of uncertainty. See Note 1 for a description of our significant accounting policies. Our critical accounting estimates include:

•Equity method investments. We monitor our equity method investments for factors indicating other-than-temporary impairment. We consider several factors when evaluating our investments, including,

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 50

PART II	ITEM 7. MD&A	Table of Contents
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

Canopy Equity Method Investment – monitored for other-than-temporary impairment at each reporting date, or more frequently if events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. Following the completion of the Canopy Transaction in April 2024 and the conversion of our Canopy common shares to Exchangeable Shares, we no longer apply the equity method to our investment in Canopy.

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

•Goodwill and other intangible assets. Goodwill and other intangible assets are classified into three categories: (i) goodwill, (ii) intangible assets with definite lives subject to amortization, and (iii) intangible assets with indefinite lives not subject to amortization. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. We may perform a qualitative evaluation prior to a quantitative test to determine if an impairment exists. However, if the results of the qualitative evaluation are inconclusive or suggest an impairment may exist, we must proceed to the quantitative test. The qualitative evaluation is an assessment of factors, including market conditions, industry changes, actual results as compared to forecasted results, or the timing of recent acquisitions and/or divestitures. The quantitative test estimates the fair value utilizing assumptions and projections regarding items such as future cash flows, revenues, earnings, and other factors. The factors and assumptions used reflect our estimates and are based on historical trends, projections, and assumptions, including expectations of future economic and competitive conditions that are used in current strategic operating plans; however, these are subject to change as a result of changing market conditions. If these estimates or their related assumptions change in the future, we may be required to recognize an impairment loss for these assets. The recognition of any resulting impairment loss could have a material adverse impact on our financial statements.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 51

PART II	ITEM 7. MD&A	Table of Contents
We perform annual impairment tests and re-evaluate the useful lives of other intangible assets with indefinite lives at the annual impairment test measurement date of January 1 or when circumstances arise that indicate a possible impairment or change in useful life might exist.

Goodwill – Our reporting units with goodwill include the Beer segment and the Wine and Spirits segment. In the fourth quarter of Fiscal 2024, we performed our annual goodwill impairment analysis using the quantitative assessment. No indication of impairment was noted for either of our reporting units, as the estimated fair value of each of our reporting units with goodwill exceeded their carrying value. Based on this analysis, the reporting unit with the lowest amount of estimated fair value in excess of its carrying value was the Wine and Spirits reporting unit with approximately 11% excess fair value. For Fiscal 2023 and Fiscal 2022, as a result of our annual goodwill impairment analyses, we concluded that there were no indications of impairment for either of our reporting units.

The most significant assumptions used in the discounted cash flow calculation to determine the estimated fair value of our reporting units in connection with the impairment testing are: (i) the discount rate, (ii) the expected long-term growth rate, and (iii) the annual cash flow projections. As of January 1, 2024, we performed sensitivities in our impairment testing of goodwill by (i) increasing the discount rate 50 basis points, (ii) decreasing the expected long-term growth rate 50 basis points, and (iii) decreasing the annual cash flow projections 100 basis points. None of these sensitivities individually would have resulted in a conclusion that the goodwill of our reporting units was impaired.

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

In connection with our annual trademark analysis, we performed a quantitative assessment for the imported beer, wine, and spirits trademarks and concluded that there were no indications of impairment for any of these trademark units. In the fourth quarter of Fiscal 2023, certain continued negative trends within our Funky Buddha and Four Corners craft beer portfolios, including ongoing negative cash flows, resulted in our decision to revise our long-term financial forecasts for these portfolios. Accordingly, the Beer segment’s Funky Buddha and Four Corners craft beer businesses recognized $9.0 million and $4.0 million impairment losses, respectively, in connection with the write-off of their trademark assets. In Fiscal 2024, we completed the Craft Beer Divestitures. Refer to Notes 2 and 7 for further discussion. There were no indications of impairment for any of our trademark units for Fiscal 2022.

The most significant assumptions used in the relief from royalty method to determine the estimated fair value of intangible assets with indefinite lives in connection with impairment testing are: (i) the estimated royalty rate, (ii) the discount rate, (iii) the expected long-term growth rate, and (iv) the annual revenue projections. As of January 1, 2024, we performed sensitivities in our impairment testing of trademarks by (i) decreasing the royalty rate 50 basis points, (ii) increasing the discount rate 50 basis points, (iii) decreasing the expected long-term growth rate 50 basis points, and (iv) decreasing the annual revenue projections 100 basis points. None of these sensitivities individually would have resulted in a conclusion that the trademarks of our reporting units were impaired.

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 52

PART II	ITEM 7. MD&A	Table of Contents
businesses retained within the reporting unit.

For Fiscal 2023, our estimate of fair value for the Wine Divestiture was determined based on the expected proceeds from the transaction. The components sold were a part of the Wine and Spirits segment and were included in that reporting unit through the date of divestiture. Goodwill was allocated to the assets based on the relative fair value of the business being sold compared to the relative fair value of the reporting unit. Goodwill not allocated to assets associated with the divestiture remained in the wine and spirits reporting unit.

For additional information on our goodwill and intangible assets refer to Notes 8 and 9.

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

Change in Accounting Guidance

Accounting guidance adopted for Fiscal 2024 did not have a material impact on our consolidated financial statements. For information regarding recent accounting pronouncements, not yet adopted, see Note 1.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 53

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of February 29, 2024, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, New Zealand dollar, and euro. Approximately 100% of our balance sheet exposures and 76% of our forecasted transactional exposures for the year ending February 28, 2025, were hedged as of February 29, 2024.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of February 29, 2024, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 79% of our forecasted transactional exposures for the year ending February 28, 2025, were hedged as of February 29, 2024.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
(in millions)
Foreign currency contracts	$2,781.5	$2,801.2	$305.8	$232.3	$(179.4)	$(175.8)
Commodity derivative contracts	$397.5	$416.5	$(29.8)	$(2.0)	$32.1	$34.5

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

There were no outstanding cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of February 29, 2024, or February 28, 2023.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 54

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
(in millions)
Fixed interest rate debt	$11,717.8	$10,576.2	$(10,775.8)	$(9,436.8)	$(604.8)	$(586.3)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $7.1 million and $11.8 million for the years ended February 29, 2024, and February 28, 2023, respectively.

For additional discussion on our market risk, refer to Notes 6 and 7.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 55

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Item 8. Financial Statements and Supplementary Data

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2024

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 56

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 29, 2024.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 57

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Constellation Brands, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 29, 2024 and February 28, 2023, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 29, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated April 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 58

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Rochester, New York
April 23, 2024

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 59

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 29, 2024 and February 28, 2023, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 29, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 29, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Unrecognized tax benefits
As discussed in Notes 1 and 13 to the consolidated financial statements, the Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company has recorded unrecognized tax benefits of $416.1 million as of February 29, 2024.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 60

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Fair value of the Wine and Spirits reporting unit
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company’s goodwill balance for the Wine and Spirits reporting unit as of February 29, 2024 was $2,742.1 million. The Company performs goodwill impairment testing on an annual basis, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the impairment testing, the Company estimated the fair value of its reporting units using a discounted cash flow model.

We identified the evaluation of the fair value of the Wine and Spirits reporting unit as a critical audit matter due to the sensitivity of key assumptions used in the discounted cash flow model. A high degree of subjective auditor judgment was required to evaluate the key assumptions, including the discount rate, revenue growth rates, and long-term growth rate. Changes to these assumptions could have a significant impact on the fair value of the reporting unit. Additionally, specialized skills and knowledge were required to assess certain of these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including controls related to the determination of the key assumptions. We evaluated the Company’s revenue growth rates by comparing them to the Company’s historical performance and to relevant market data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s long-term growth rate by comparing it to market data for long-term industry and economic growth expectations
•evaluating the Company’s discount rate by comparing it to a range of discount rates that were independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Rochester, New York
April 23, 2024

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 61

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	February 29, 2024	February 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$152.4	$133.5
Accounts receivable	832.8	901.6
Inventories	2,078.3	1,898.7
Prepaid expenses and other	666.0	562.3
Total current assets	3,729.5	3,496.1
Property, plant, and equipment	8,055.2	6,865.2
Goodwill	7,980.3	7,925.4
Intangible assets	2,731.7	2,728.1
Equity method investments	170.6	663.3
Deferred income taxes	2,055.0	2,193.3
Other assets	969.4	790.9
Total assets	$25,691.7	$24,662.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$241.4	$1,165.3
Current maturities of long-term debt	956.8	9.5
Accounts payable	1,107.1	941.5
Other accrued expenses and liabilities	836.4	852.0
Total current liabilities	3,141.7	2,968.3
Long-term debt, less current maturities	10,681.1	11,286.5
Deferred income taxes and other liabilities	1,804.3	1,673.6
Total liabilities	15,627.1	15,928.4
Commitments and contingencies (Note 16)
CBI stockholders’ equity:
Preferred Stock, $0.01 par value – Authorized, 1,000,000 shares; Issued, none	—	—
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,698,298 shares and 212,697,428 shares, respectively	2.1	2.1
Class 1 Stock, $0.01 par value – Authorized, 25,000,000 shares; Issued, 23,661 shares and 22,705 shares, respectively	—	—
Additional paid-in capital	2,047.3	1,903.0
Retained earnings	13,417.2	12,343.9
Accumulated other comprehensive income (loss)	376.8	28.5
	15,843.4	14,277.5
Less: Treasury stock –
Class A Stock, at cost, 29,809,881 shares and 29,498,426 shares, respectively	(6,100.3)	(5,863.9)
Total CBI stockholders’ equity	9,743.1	8,413.6
Noncontrolling interests	321.5	320.3
Total stockholders’ equity	10,064.6	8,733.9
Total liabilities and stockholders’ equity	$25,691.7	$24,662.3
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 62

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Sales	$10,711.0	$10,177.2	$9,529.1
Excise taxes	(749.2)	(724.6)	(708.4)
Net sales	9,961.8	9,452.6	8,820.7
Cost of product sold	(4,944.3)	(4,683.6)	(4,113.4)
Gross profit	5,017.5	4,769.0	4,707.3
Selling, general, and administrative expenses	(1,847.8)	(1,926.1)	(1,709.7)
Impairment of brewery construction in progress	—	—	(665.9)
Operating income (loss)	3,169.7	2,842.9	2,331.7
Income (loss) from unconsolidated investments	(511.8)	(2,036.4)	(1,635.5)
Interest expense	(435.4)	(398.7)	(356.4)
Loss on extinguishment of debt	(0.7)	(24.2)	(29.4)
Income (loss) before income taxes	2,221.8	383.6	310.4
(Provision for) benefit from income taxes	(456.6)	(422.1)	(309.4)
Net income (loss)	1,765.2	(38.5)	1.0
Net (income) loss attributable to noncontrolling interests	(37.8)	(32.5)	(41.4)
Net income (loss) attributable to CBI	$1,727.4	$(71.0)	$(40.4)

Net income (loss) per common share attributable to CBI:
Basic – Class A Stock	$9.42	$(0.11)	$(0.22)
Basic – Class B Stock	NA	$(2.02)	$(0.20)
Diluted – Class A Stock	$9.39	$(0.11)	$(0.22)
Diluted – Class B Stock	NA	$(2.02)	$(0.20)
Weighted average common shares outstanding:
Basic – Class A Stock	183.307	169.337	167.431
Basic – Class B Stock	NA	23.206	23.225
Diluted – Class A Stock	183.959	169.337	167.431
Diluted – Class B Stock	NA	23.206	23.225
Cash dividends declared per common share:
Class A Stock	$3.56	$3.20	$3.04
Class B Stock	NA	$2.16	$2.76

Comprehensive income (loss):
Net income (loss)	$1,765.2	$(38.5)	$1.0
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	293.1	274.6	(40.4)
Unrealized gain (loss) on cash flow hedges	70.0	188.6	(27.8)
Pension/postretirement adjustments	1.2	0.1	0.3
Share of other comprehensive income (loss) of equity method investments	—	5.1	(12.5)
Other comprehensive income (loss), net of income tax effect	364.3	468.4	(80.4)
Comprehensive income (loss)	2,129.5	429.9	(79.4)
Comprehensive (income) loss attributable to noncontrolling interests	(53.8)	(59.7)	(38.2)
Comprehensive income (loss) attributable to CBI	$2,075.7	$370.2	$(117.6)
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 63

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2021	$1.9	$0.3	$1,604.2	$15,117.8	$(335.5)	$(2,789.8)	$330.2	$13,929.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(40.4)	—	—	41.4	1.0
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(77.2)	—	(3.2)	(80.4)
Comprehensive income (loss)								(79.4)
Repurchase of shares	—	—	—	—	—	(1,390.5)	—	(1,390.5)
Dividends declared	—	—	—	(572.0)	—	—	—	(572.0)
Noncontrolling interest distributions	—	—	—	—	—	—	(52.5)	(52.5)
Shares issued under equity compensation plans	—	—	159.9	—	—	8.4	—	168.3
Stock-based compensation	—	—	44.8	—	—	—	—	44.8
Balance at February 28, 2022	1.9	0.3	1,808.9	14,505.4	(412.7)	(4,171.9)	315.9	12,047.8
Comprehensive income (loss):
Net income (loss)	—	—	—	(71.0)	—	—	32.5	(38.5)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	441.2	—	27.2	468.4
Comprehensive income (loss)								429.9
Reclassification payment	—	—	—	(1,500.0)	—	—	—	(1,500.0)
Retirement of treasury shares	—	(0.1)	—	(2.2)	—	2.3	—	—
Conversion of common shares	0.2	(0.2)	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	(1,700.2)	—	(1,700.2)
Dividends declared	—	—	—	(588.3)	—	—	—	(588.3)
Noncontrolling interest distributions	—	—	—	—	—	—	(55.3)	(55.3)
Shares issued under equity compensation plans	—	—	25.7	—	—	5.9	—	31.6
Stock-based compensation	—	—	68.4	—	—	—	—	68.4
Balance at February 28, 2023	2.1	—	1,903.0	12,343.9	28.5	(5,863.9)	320.3	8,733.9
Comprehensive income (loss):
Net income (loss)	—	—	—	1,727.4	—	—	37.8	1,765.2
Other comprehensive income (loss), net of income tax effect	—	—	—	—	348.3	—	16.0	364.3
Comprehensive income (loss)								2,129.5
Repurchase of shares	—	—	—	—	—	(249.7)	—	(249.7)
Dividends declared	—	—	—	(654.1)	—	—	—	(654.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(52.6)	(52.6)
Shares issued under equity compensation plans	—	—	80.6	—	—	13.3	—	93.9
Stock-based compensation	—	—	63.7	—	—	—	—	63.7
Balance at February 29, 2024	$2.1	$—	$2,047.3	$13,417.2	$376.8	$(6,100.3)	$321.5	$10,064.6
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 64

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,765.2	$(38.5)	$1.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	85.4	45.9	1,644.7
Deferred tax provision (benefit)	147.9	207.8	84.8
Depreciation	427.9	383.8	337.3
Stock-based compensation	63.6	68.5	44.9
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	321.2	971.8	61.6
Noncash lease expense	91.3	89.3	81.9
Impairment and amortization of intangible assets	1.3	16.2	5.1
Amortization of debt issuance costs and loss on extinguishment of debt	11.7	34.0	39.9
Net (gain) loss on sale of unconsolidated investment	(0.3)	—	(51.0)
Impairment of equity method investments	136.1	1,060.3	—
Impairment of long-lived assets	—	53.5	665.9
Gain (loss) on settlement of Pre-issuance hedge contracts	1.9	20.7	—
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	73.2	(3.9)	(114.0)
Inventories	(182.3)	(356.4)	(261.3)
Prepaid expenses and other current assets	(76.5)	197.9	(113.2)
Accounts payable	24.7	114.9	213.7
Deferred revenue	(11.0)	12.8	118.0
Other accrued expenses and liabilities	(115.9)	(239.8)	(28.8)
Other	14.6	118.1	(25.1)
Total adjustments	1,014.8	2,795.4	2,704.4
Net cash provided by (used in) operating activities	2,780.0	2,756.9	2,705.4

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(1,269.1)	(1,035.4)	(1,026.8)
Purchase of business, net of cash acquired	(7.5)	(37.1)	(53.5)
Investments in equity method investees and securities	(34.6)	(30.8)	(36.6)
Proceeds from sale of assets	21.9	6.7	4.1
Proceeds from sale of unconsolidated investment	0.3	—	74.4
Proceeds from sale of business	5.4	96.7	4.6
Other investing activities	(2.3)	0.5	(2.0)
Net cash provided by (used in) investing activities	(1,285.9)	(999.4)	(1,035.8)

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 65

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,144.4	3,344.9	995.6
Principal payments of long-term debt	(809.7)	(2,159.7)	(1,365.3)
Net proceeds from (repayments of) short-term borrowings	(923.9)	842.3	323.0
Dividends paid	(653.8)	(587.7)	(573.0)
Purchases of treasury stock	(249.7)	(1,700.2)	(1,390.5)
Proceeds from shares issued under equity compensation plans	104.5	42.4	177.6
Payments of minimum tax withholdings on stock-based payment awards	(11.2)	(10.4)	(9.8)
Payments of debt issuance, debt extinguishment, and other financing costs	(7.7)	(36.2)	(34.6)
Distributions to noncontrolling interests	(52.6)	(55.3)	(52.5)
Payment of contingent consideration	(14.9)	—	—
Payment to holders of Class B Stock in connection with the Reclassification	—	(1,500.0)	—
Net cash provided by (used in) financing activities	(1,474.6)	(1,819.9)	(1,929.5)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	(3.5)	(1.3)

Net increase (decrease) in cash and cash equivalents	18.9	(65.9)	(261.2)
Cash and cash equivalents, beginning of year	133.5	199.4	460.6
Cash and cash equivalents, end of year	$152.4	$133.5	$199.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year
Interest, net of interest capitalized	$418.6	$386.3	$368.5
Income taxes, net of refunds received	$333.5	$129.7	$324.7

Noncash investing and financing activities
Additions to property, plant, and equipment	$269.6	$183.3	$304.0
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 66

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2024

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
We operate primarily in the beverage alcohol industry with operations in the U.S., Mexico, New Zealand, and Italy producing a powerful portfolio of consumer-connected, high-end imported beer brands, and higher-end wine and spirits brands.

Effective May 31, 2023, we changed our internal management financial reporting to consist of two business divisions: (i) Beer and (ii) Wine and Spirits and we now report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other following the removal of the Canopy operating segment. All financial information for the years ended February 28, 2023, and February 28, 2022, has been restated to conform to the new segment presentation. For additional information, refer to Note 22.

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 67

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

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

Sales reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. This variable consideration is recognized as a reduction of the transaction price based upon expected amounts at the time revenue for the corresponding product sale is recognized. For example, customer promotional discount programs are entered into with certain distributors for certain periods of time. The amount ultimately reimbursed to distributors is determined based upon agreed-upon promotional discounts which are applied to distributors’ sales to retailers. Other common forms of variable consideration include volume rebates for meeting established sales targets, and coupons and mail-in rebates offered to the consumer. The determination of the reduction of the transaction price for variable consideration requires that we make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recognized. We estimate this variable consideration by taking into account factors such as the nature of the promotional activity, historical information, and current trends, availability of actual results and expectations of customer and consumer behavior.

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

Selling, general, and administrative expenses
The types of costs included in selling, general, and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. We expense advertising (hereafter referred to as “marketing”) costs as incurred, shown, or distributed. Marketing expense for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, was $853.5 million, $860.8 million, and $826.4 million, respectively.

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 68

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Inventories
Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead.

Bulk wine inventories are included as in-process inventories within current assets, in accordance with the general practices of the wine industry, although a portion of such inventories may be aged for periods greater than one year. A substantial portion of barreled whiskey and brandy will not be sold within one year because of the duration of the aging process. All barreled spirits are classified as in-process inventories and are included in current assets, in accordance with industry practice. Warehousing, insurance, value added taxes, and other carrying charges applicable to barreled spirits held for aging are included in inventory costs.

We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated net realizable value based on analyses and assumptions including, but not limited to, historical usage, future demand, and market requirements.

Property, plant, and equipment
Property, plant, and equipment is stated at cost. Major additions and improvements are recognized as an increase to the property accounts, while maintenance and repairs are expensed as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation are eliminated from the balance sheet accounts at the time of disposal and resulting gains and losses are included as a component of operating income (loss).

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 69

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 70

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

For the year ended February 29, 2024, net income (loss) per common share attributable to CBI (hereafter referred to as “net income (loss) per common share”) – basic for Class A Stock has been computed based on the weighted average shares of common stock outstanding during the period. Net income (loss) per common share – diluted for Class A Stock reflects the weighted average shares of common stock plus the effect of dilutive securities outstanding during the period using the treasury stock method. The effect of dilutive securities includes the impact of outstanding stock-based awards. The dilutive computation does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on the net income (loss) per common share.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 71

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
For the years ended February 28, 2023, and February 28, 2022, we used the two-class method for the computation and presentation of net income (loss) per common share. The two-class method is an earnings allocation formula that calculates basic and diluted net income (loss) per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, Class A Stock was assumed to receive a 10% greater participation in undistributed earnings (losses) than Class B Stock, in accordance with the respective minimum dividend rights of each class of stock.

Net income (loss) per common share – basic excluded the effect of common stock equivalents and was computed using the two-class method. Net income (loss) per common share – diluted for Class A Stock reflected the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Net income (loss) per common share – diluted for Class A Stock was computed using the more dilutive of the if-converted or two-class method. For the years ended February 28, 2023, and February 28, 2022, net income (loss) per common share – diluted for Class A Stock was computed using the two-class method, until such conversion took place pursuant to the Reclassification. Net income (loss) per common share – diluted for Class B Stock was computed using the two-class method and did not assume conversion of Class B Stock into shares of Class A Stock.

For additional information on net income (loss) per common share, see Note 19.

Recent accounting pronouncements
Segment reporting
In November 2023, the FASB issued a standard requiring disclosures, on an annual and interim basis, of significant segment expenses and other segment items that are regularly provided to the CODM as well as the title and position of the CODM. We are required to adopt these disclosures for our annual period ending February 28, 2025, and interim periods beginning March 1, 2025, with early adoption permitted. The amendments in this standard will be applied retrospectively to all prior periods presented in the financial statements. We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition.

Income taxes
In December 2023, the FASB issued a standard aimed at improving tax disclosure requirements, primarily through enhanced disclosures related to the income tax rate reconciliation and income taxes paid. We are required to adopt these disclosures for our annual period ending February 28, 2026, with early adoption permitted and may be applied retrospectively. We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition.

Climate
In March 2024, the SEC adopted final rules to require disclosures about certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. The rules will require disclosure of, among other things, material climate-related risks, how the board of directors and management oversee and manage such risks, and the actual and potential material impacts of such risks on us. The rules also require disclosure about material climate-related targets and goals, Scope 1 and Scope 2 GHG emissions, and the financial impacts of severe weather events and other natural conditions. If the rules are ultimately implemented, their adoption will be phased and, accordingly, we are required to begin certain disclosures for our annual period ending February 28, 2026. These rules will be applied prospectively. We are currently assessing the impact of these rules on our SEC filings.

2.    ACQUISITIONS AND DIVESTITURES

Acquisitions
Austin Cocktails
In April 2022, we acquired the remaining 73% ownership interest in Austin Cocktails, which included a portfolio of small batch, RTD cocktails. This transaction primarily included the acquisition of goodwill and a

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 72

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

(in millions)
Cash received from buyer	$96.7
Net assets sold	(66.9)
Direct costs to sell (1)	(14.8)
Gain on sale of business (2)	$15.0
(1)Includes certain contract termination costs.
(2)Included in selling, general, and administrative expenses within our consolidated results of operations.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 73

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
3.    INVENTORIES

The components of inventories are as follows:

	February 29, 2024	February 28, 2023
(in millions)
Raw materials and supplies	$254.1	$245.5
In-process inventories	1,096.0	967.8
Finished case goods	728.2	685.4
	$2,078.3	$1,898.7

We evaluated the carrying value of certain inventories and recognized the following in cost of product sold within our consolidated results of operations:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022 (1)
(in millions)
Loss on inventory write-down	$19.4	$23.1	$87.7
(1)We recognized a loss predominantly from excess inventory of hard seltzers, within the Beer segment, largely resulting from a slowdown in the overall category which occurred in early Fiscal 2022.

4.    PREPAID EXPENSES AND OTHER

The major components of prepaid expenses and other are as follows:

	February 29, 2024	February 28, 2023
(in millions)
Value added taxes receivable	$183.4	$100.5
Derivative assets	162.5	136.2
Prepaid taxes	130.9	129.5
Income taxes receivable	64.3	73.7
Assets held for sale (1)	8.5	7.7
Other	116.4	114.7
	$666.0	$562.3
(1)Assets held for sale balance includes current assets related to the Mexicali Brewery. See Notes 5 and 7 for further discussion.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 74

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
5.    PROPERTY, PLANT, AND EQUIPMENT

The major components of property, plant, and equipment are as follows:

	February 29, 2024 (1)	February 28, 2023 (1) (2)
(in millions)
Land and land improvements	$473.6	$477.2
Vineyards	264.6	243.5
Buildings and improvements	1,941.6	1,800.4
Machinery and equipment	5,649.0	5,277.9
Motor vehicles	162.9	186.1
Construction in progress (3) (4)	2,296.6	1,272.0
	10,788.3	9,257.1
Less – Accumulated depreciation	(2,733.1)	(2,391.9)
	$8,055.2	$6,865.2
(1)The property, plant, and equipment balance excludes Mexicali Brewery amounts reclassified to assets held for sale. See “Mexicali Brewery” below for further discussion.
(2)The property, plant, and equipment balance is net of a $51.6 million impairment of long-lived assets, including the Daleville Facility. See “Daleville Facility” below and Note 7 for further discussion.
(3)We capitalized $63.7 million, $36.5 million, and $25.3 million of interest costs for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively, primarily due to the Mexico Beer Projects.
(4)The design and construction process for the Veracruz Brewery commenced in Fiscal 2023 and is ongoing.

Mexicali Brewery
We are pursuing the sale of the remaining assets at the canceled Mexicali Brewery after exploring various options; however, we may not be successful in completing any such sale or obtaining other forms of recovery. The carrying value of assets held for sale are included in prepaid expenses and other and other assets within our consolidated balance sheets. See Note 7 for further discussion.

Daleville Facility
In May 2023, we sold the Daleville Facility in connection with our decision to exit the craft beer business.

Lodi Distribution Center
In December 2021, we purchased a previously leased wine and spirits distribution facility located in Lodi, California.

6.    DERIVATIVE INSTRUMENTS

Overview
We are exposed to market risk from changes in foreign currency exchange rates, commodity prices, and interest rates, that could affect our results of operations and financial condition. The impact on our results and financial position and the amounts reported in our financial statements will vary based upon the currency, commodity, and interest rate movements during the period, the effectiveness and level of derivative instruments outstanding, and whether they are designated and qualify for hedge accounting.

The estimated fair values of our derivative instruments change with fluctuations in currency rates, commodity prices, and/or interest rates and are expected to offset changes in the values of the underlying exposures. Our derivative instruments are held solely to manage our exposures to the aforementioned market

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 75

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
risks as part of our normal business operations. We follow strict policies to manage these risks and do not enter into derivative instruments for trading or speculative purposes.

The aggregate notional value of outstanding derivative instruments is as follows:

	February 29, 2024	February 28, 2023
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$2,045.6	$1,969.5

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$735.9	$831.7
Commodity derivative contracts	$397.5	$416.5

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

We expect $132.8 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 76

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 29, 2024, the estimated fair value of derivative instruments in a net liability position due to counterparties was $3.2 million. If we were required to settle the net liability position under these derivative instruments on February 29, 2024, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 7):

Assets			Liabilities
	February 29, 2024	February 28, 2023		February 29, 2024	February 28, 2023
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$154.1	$109.1	Other accrued expenses and liabilities	$3.5	$9.8
Other assets	$153.5	$134.5	Deferred income taxes and other liabilities	$0.2	$3.5

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$3.6	$5.9	Other accrued expenses and liabilities	$1.7	$3.9
Commodity derivative contracts:
Prepaid expenses and other	$4.8	$21.2	Other accrued expenses and liabilities	$27.9	$19.5
Other assets	$1.4	$4.6	Deferred income taxes and other liabilities	$8.1	$8.3

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 77

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Year Ended February 29, 2024
Foreign currency contracts	$205.7	Sales	$(0.1)
		Cost of product sold	137.3
Pre-issuance hedge contracts	(0.1)	Interest expense	(1.6)
	$205.6		$135.6

For the Year Ended February 28, 2023
Foreign currency contracts	$221.5	Sales	$(1.3)
		Cost of product sold	50.8
Pre-issuance hedge contracts	15.7	Interest expense	(0.9)
	$237.2		$48.6

For the Year Ended February 28, 2022
Foreign currency contracts	$6.4	Sales	$(1.1)
		Cost of product sold	37.3
Pre-issuance hedge contracts	(0.3)	Interest expense	(2.3)
	$6.1		$33.9

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Year Ended February 29, 2024
Commodity derivative contracts	Cost of product sold	$(44.2)
Foreign currency contracts	Selling, general, and administrative expenses	14.6
		$(29.6)

For the Year Ended February 28, 2023
Commodity derivative contracts	Cost of product sold	$(15.0)
Foreign currency contracts	Selling, general, and administrative expenses	(19.8)
		$(34.8)

For the Year Ended February 28, 2022
Commodity derivative contracts	Cost of product sold	$109.9
Foreign currency contracts	Selling, general, and administrative expenses	(16.7)
		$93.2

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 78

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Canopy investment
On November 1, 2023, the initial tranche of the November 2018 Canopy Warrants expired in accordance with its terms. The remaining tranches of the November 2018 Canopy Warrants were conditioned on the exercise, in full, of the expired warrants. As such, there are no longer any outstanding November 2018 Canopy Warrants. In April 2023, we extended the maturity of the remaining C$100.0 million principal amount of our Canopy Debt Securities by exchanging them for a C$100.0 million principal amount, 2023 Canopy Promissory Note bearing a 4.25% interest rate. As such, our investment in Canopy as of February 29, 2024 was comprised of (i) the Canopy Equity Method Investment and (ii) the 2023 Canopy Promissory Note. The 2023 Canopy Promissory Note was measured at fair value. Effective as of May 31, 2023, we determined that this instrument did not have future economic value given the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, prior to the maturity of the note. Accordingly, the fair value of the remaining balance for this instrument was determined to be zero. This reduction in fair value is included in income (loss) from unconsolidated investments within our consolidated results of operations for the year ended February 29, 2024. In April 2024, we exchanged the 2023 Canopy Promissory Note for Exchangeable Shares. See Note 10 for further discussion.

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

Long-term debt
The fair value of our fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement). As of February 29, 2024, the carrying amount of long-term debt, including the current portion, was $11,637.9 million, compared with an estimated fair value of $10,775.8 million. As of February 28, 2023, the carrying amount of long-term debt, including the current portion, was $11,296.0 million, compared with an estimated fair value of $10,236.0 million.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of February 29, 2024, and February 28, 2023, due to the relatively short maturity of these instruments.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 79

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 29, 2024
Assets:
Foreign currency contracts	$—	$311.2	$—	$311.2
Commodity derivative contracts	$—	$6.2	$—	$6.2
Liabilities:
Foreign currency contracts	$—	$5.4	$—	$5.4
Commodity derivative contracts	$—	$36.0	$—	$36.0

February 28, 2023
Assets:
Foreign currency contracts	$—	$249.5	$—	$249.5
Commodity derivative contracts	$—	$25.8	$—	$25.8
November 2018 Canopy Warrants	$—	$0.2	$—	$0.2
Canopy Debt Securities	$—	$69.6	$—	$69.6
Liabilities:
Foreign currency contracts	$—	$17.2	$—	$17.2
Commodity derivative contracts	$—	$27.8	$—	$27.8

Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Year Ended February 29, 2024
Equity method investments	$56.1	$0.6	$0.6	$136.1

For the Year Ended February 28, 2023
Equity method investments	$398.4	$—	$—	$1,060.3
Long-lived assets	—	—	6.3	53.5
Trademarks	—	—	—	13.0
	$398.4	$—	$6.3	$1,126.8

For the Year Ended February 28, 2022
Long-lived assets	$—	$—	$20.0	$665.9

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 80

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

As of August 31, 2023, we evaluated certain equity method investments, made through our corporate venture capital function, and determined there were other-than-temporary impairments due to business underperformance. Investments with a carrying value of $14.9 million were written down to an estimated fair value of $2.6 million, resulting in an impairment of $12.3 million. These investments are part of the Corporate Operations and Other segment. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the year ended February 29, 2024. The estimated fair value was based largely on observable prices for similar assets. In October 2023, we exited one of these equity method investments in exchange for a note receivable.

We evaluated the Canopy Equity Method Investment as of May 31, 2023, and determined there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the fair value being less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recorded significant costs in its fourth quarter of fiscal 2023 results designed to align its Canadian cannabis operations and resources in response to continued unfavorable market trends, (iii) the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, and (iv) Canopy’s identification of material misstatements in certain of its previously reported financial results related to sales in its BioSteel reporting unit that were accounted for incorrectly, including the recording of a goodwill impairment during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a carrying value of $266.2 million was written down to its estimated fair value of $142.7 million, resulting in an impairment of $123.5 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the year ended February 29, 2024. The estimated fair value was determined based on the closing price of the underlying equity security as of May 31, 2023.

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

Long-lived assets
For the year ended February 28, 2023, in connection with certain continued negative trends within our Beer segment’s craft beer business, management updated its long-term financial forecasts for this business and determined it was no longer part of the beer asset group. This change in financial forecasts indicated it was more likely than not the fair value of our long-lived assets associated with the craft beer business might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result, certain long-lived assets with a carrying value of $59.8 million were written down to their estimated fair value of $6.3 million, resulting in a total loss of $53.5 million. This loss was included in selling, general, and administrative expenses within our consolidated results of operations for the year ended February 28, 2023. These assets consisted primarily of property, plant, and equipment, including the Daleville Facility. Our estimated fair value was primarily based on the cash flows expected to be generated by the assets. Additionally, in May 2023, we sold the Daleville Facility.

In April 2021, our Board of Directors authorized management to sell or abandon the Mexicali Brewery. Subsequently, management determined that we will be unable to use or repurpose certain assets at the Mexicali

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 81

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Trademarks
For the year ended February 28, 2023, in connection with certain continued negative trends within our Beer segment’s Funky Buddha and Four Corners craft beer portfolios, we updated our long-term financial forecasts for these portfolios. As a result, the Funky Buddha and Four Corners craft beer trademark assets with a net carrying value of $13.0 million were written-off, resulting in an impairment of $13.0 million. This impairment was included in selling, general, and administrative expenses within our consolidated results of operations for the year ended February 28, 2023. The estimated fair value of these trademark assets was determined based on our updated cash flow projections. Additionally, in June 2023, we completed the Funky Buddha Divestiture and the Four Corners Divestiture.

8.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2022	$5,120.7	$2,741.7	$7,862.4
Purchase accounting allocations (1)	—	26.3	26.3
Wine Divestiture	—	(24.5)	(24.5)
Foreign currency translation adjustments	68.2	(7.0)	61.2
Balance, February 28, 2023	5,188.9	2,736.5	7,925.4
Purchase accounting allocations (2)	—	6.5	6.5
Foreign currency translation adjustments	49.3	(0.9)	48.4
Balance, February 29, 2024	$5,238.2	$2,742.1	$7,980.3
(1)Purchase accounting allocations associated with the acquisitions of Austin Cocktails, Lingua Franca, and My Favorite Neighbor.
(2)Preliminary purchase accounting allocations associated with the acquisition of Domaine Curry.

If broader industry and market conditions decline and/or our expectations of future performance as reflected in our current strategic operating plans are not fully realized, a future impairment of Wine and Spirits goodwill is reasonably possible.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 82

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
9.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	February 29, 2024		February 28, 2023
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.3	$16.2	$85.7	$17.7
Other	20.8	0.3	20.8	—
Total	$106.1	16.5	$106.5	17.7

Nonamortizable intangible assets
Trademarks		2,715.2		2,710.4
Total intangible assets		$2,731.7		$2,728.1

We did not incur costs to renew or extend the term of acquired intangible assets for the years ended February 29, 2024, February 28, 2023, and February 28, 2022. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $1.3 million, $3.2 million, and $5.1 million for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal 2025	$1.4
Fiscal 2026	$1.3
Fiscal 2027	$1.3
Fiscal 2028	$1.3
Fiscal 2029	$1.3
Thereafter	$9.9

10.    EQUITY METHOD INVESTMENTS

Our equity method investments are as follows:

	February 29, 2024		February 28, 2023
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
(in millions)
Canopy Equity Method Investment (1)	$42.5	20.7%	$485.8	34.7%
Other equity method investments	128.1	20%-50%	177.5	20%-50%
	$170.6		$663.3
(1)The fair value based on the closing price of the underlying equity security as of February 29, 2024, and February 28, 2023, was $56.1 million and $398.4 million, respectively.

Canopy Equity Method Investment
We have an investment in Canopy, a provider of medical and adult-use cannabis products. The Canopy Equity Method Investment consisted of 17.1 million Canopy common shares as of February 29, 2024. See “Conversion of Canopy common stock ownership and exchange of investment into Exchangeable Shares” below for additional information. Equity in earnings (losses) from the Canopy Equity Method Investment and related

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 83

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
activities is determined by recording the effect of basis differences. Amounts included in our consolidated results of operations for each period are as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Equity in earnings (losses) from Canopy and related activities	$(321.3)	$(949.3)	$(73.6)

The following tables present summarized financial information for Canopy prepared in accordance with U.S. GAAP. We recognize our equity in earnings (losses) for Canopy on a two-month lag. Accordingly, we recognized our share of Canopy’s earnings (losses) for the periods (i) January through December 2023 in our year ended February 29, 2024 results, (ii) January through December 2022 in our year ended February 28, 2023 results, and (iii) January through December 2021 in our year ended February 28, 2022 results. The year ended February 28, 2023, included a significant goodwill impairment related to Canopy’s operations. The amounts shown represent 100% of Canopy’s financial position and results of operations for the respective periods.

	February 29, 2024	February 28, 2023
(in millions)
Current assets	$300.0	$865.4
Noncurrent assets	$726.8	$1,362.9
Current liabilities	$167.1	$500.8
Noncurrent liabilities	$448.3	$665.2
Noncontrolling interests	$0.1	$2.1

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Net sales	$254.9	$339.3	$444.3
Gross profit (loss)	$(22.4)	$(125.7)	$(18.6)
Net income (loss)	$(915.7)	$(2,466.0)	$(274.3)
Net income (loss) attributable to Canopy	$(897.5)	$(2,447.9)	$328.7

Conversion of Canopy common stock ownership and exchange of investment into Exchangeable Shares
In April 2024, the Canopy Amendment was approved by Canopy’s shareholders. In connection with the Canopy Transaction, Canopy amended its share capital to (i) create Exchangeable Shares and (ii) restate the rights of Canopy common shares to provide for their conversion into Exchangeable Shares through the Canopy Amendment. We subsequently elected to convert our 17.1 million Canopy common shares into Exchangeable Shares on a one-for-one basis. Additionally, we exchanged our 2023 Canopy Promissory Note for 9.1 million Exchangeable Shares and forgave all accrued but unpaid interest together with the remaining principal amount of the note.

Following the completion of the Canopy Transaction, the transactions included in the Consent Agreement, our election to convert our Canopy common shares into Exchangeable Shares, and the exchange of our 2023 Canopy Promissory Note for Exchangeable Shares:

•we only have an interest in our 26.3 million Exchangeable Shares;
•we terminated all legacy agreements and commercial arrangements between ourselves and Canopy, including the investor rights agreement but excluding the Consent Agreement, certain termination agreements, and the exchange agreement with respect to the 2023 Canopy Promissory Note;
•we have no further governance rights in relation to Canopy, including rights to nominate members to the board of directors of Canopy, or consulting rights related to certain transactions;

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 84

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
•all of our nominees resigned from the board of directors of Canopy; and
•we expect to recognize a gain based on the fair value of Exchangeable Shares on the date of the conversion and exchange. Future impairments, if any, will also be reported in income (loss) from unconsolidated investments within our consolidated results.

Other equity method investment
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

11.    OTHER ACCRUED EXPENSES AND LIABILITIES

The major components of other accrued expenses and liabilities are as follows:

	February 29, 2024	February 28, 2023
(in millions)
Salaries, commissions, and payroll benefits and withholdings	$197.8	$231.8
Promotions and advertising	146.7	162.6
Accrued interest	110.7	99.3
Operating lease liability	89.6	81.4
Accrued excise taxes	51.0	46.8
Deferred revenue	34.6	34.0
Derivative liabilities	33.1	33.2
Accrued insurance, property, and other taxes	28.4	31.6
Other	144.5	131.3
	$836.4	$852.0

12.    BORROWINGS

Borrowings consist of the following:

	February 29, 2024			February 28, 2023
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$241.4			$1,165.3
	$241.4			$1,165.3

Long-term debt
Term loan credit facilities	$—	$—	$—	$799.2
Senior notes	949.3	10,670.8	11,620.1	10,470.6
Other	7.5	10.3	17.8	26.2
	$956.8	$10,681.1	$11,637.9	$11,296.0

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 85

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Bank facilities
In October 2022, the Company, CB International, the Administrative Agent, and certain other lenders agreed to amend the 2022 Credit Agreement. The October 2022 Credit Agreement Amendment revised certain defined terms and covenants and became effective in April 2024 following (i) the amendment by Canopy of its Articles of Incorporation, (ii) the conversion of our Canopy common shares into Exchangeable Shares, and (iii) the resignation of our nominees from the board of directors of Canopy.

Senior credit facility
In April 2022, the Company, CB International, the Administrative Agent, and certain other lenders entered into the 2022 Restatement Agreement that amended and restated our then-existing senior credit facility (as amended and restated by the 2022 Restatement Agreement, the 2022 Credit Agreement). The principal changes effected by the 2022 Restatement Agreement were the:

•refinance and increase of the existing revolving credit facility from $2.0 billion to $2.25 billion and extension of its maturity to April 14, 2027;
•refinement of certain negative covenants; and
•replacement of LIBOR rates with rates based on term SOFR.

April 2022 Term Credit Agreement
In June 2021, the Company and the Administrative Agent and Lender amended our then-existing term credit agreement (as amended, the June 2021 Term Credit Agreement). The April 2022 Term Credit Agreement provided for a $491.3 million five-year term loan facility. The principal change effected by the amendment was a reduction in LIBOR margin from 0.88% to 0.63% from June 1, 2021 through December 31, 2021.

In April 2022, the Company, the Administrative Agent, and the Lender amended the June 2021 Term Credit Agreement (as amended, the April 2022 Term Credit Agreement). The principal changes effected by the amendment were the refinement of certain negative covenants and replacement of LIBOR rates with rates based on term SOFR. In August 2023, we repaid the outstanding five-year term loan facility borrowings under the April 2022 Term Credit Agreement with proceeds from commercial paper borrowings.

August 2022 Term Credit Agreement
In August 2022, the Company, the Administrative Agent, and certain other lenders entered into the August 2022 Term Credit Agreement. The August 2022 Term Credit Agreement provided for a $1.0 billion term loan facility and was not subject to amortization payments, with the balance due and payable three years after the November 10, 2022, funding date. The proceeds from the August 2022 Term Credit Agreement were used to partially fund the aggregate cash payment to holders of Class B Stock in connection with the Reclassification and to pay related fees as well as fees related to closing the August 2022 Term Credit Agreement. In February 2023, we repaid a portion of our indebtedness under the August 2022 Term Credit Agreement with proceeds from the February 2023 Senior Notes. In May 2023, we repaid the remaining outstanding borrowings under the August 2022 Term Credit Agreement with proceeds from the May 2023 Senior Notes. For additional information, refer to “Senior notes” below.

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 86

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Information with respect to borrowings under the 2022 Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
February 29, 2024
Revolving credit facility (2) (3)	$—	—%	—%	$11.5	$1,997.0

February 28, 2023
Revolving credit facility (2) (3)	$—	—%	—%	$12.0	$1,068.5
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2022 Credit Agreement and outstanding borrowings under our commercial paper program of $241.5 million and $1,169.5 million (excluding unamortized discount) for the years ended February 29, 2024, and February 28, 2023, respectively (see “Commercial paper program” below).
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

	February 29, 2024	February 28, 2023
(in millions)
Outstanding borrowings (1)	$241.4	$1,165.3
Weighted average annual interest rate	5.7%	5.3%
Weighted average remaining term	4 days	25 days
(1)Outstanding commercial paper borrowings are net of unamortized discount.

Pre-issuance hedge contracts
We enter into cash flow designated Pre-issuance hedge contracts to hedge the interest rate volatility on future debt issuances. Upon the termination and settlement of these contracts, the unrealized gain (loss) is recognized in AOCI within our consolidated balance sheets and amortized to interest expense within our consolidated results of operations. We had no Pre-issuance hedge contracts outstanding as of February 29, 2024, or February 28, 2023.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 87

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Senior notes
Our outstanding senior notes are as follows:

		Date of			Outstanding Balance (1)
	Principal	Issuance	Maturity	Interest Payments	February 29, 2024	February 28, 2023
(in millions)
4.75% Senior Notes (2) (3)	$400.0	Nov 2014	Nov 2024	May/Nov	$399.5	$398.9
4.75% Senior Notes (2) (3)	$400.0	Dec 2015	Dec 2025	Jun/Dec	398.8	398.2
3.70% Senior Notes (2) (4)	$600.0	Dec 2016	Dec 2026	Jun/Dec	598.3	597.7
3.50% Senior Notes (2) (4)	$500.0	May 2017	May 2027	May/Nov	498.2	497.7
4.50% Senior Notes (2) (4)	$500.0	May 2017	May 2047	May/Nov	493.9	493.6
3.60% Senior Notes (2) (4)	$700.0	Feb 2018	Feb 2028	Feb/Aug	697.1	696.4
4.10% Senior Notes (2) (4)	$600.0	Feb 2018	Feb 2048	Feb/Aug	593.2	592.9
4.40% Senior Notes (2) (4)	$500.0	Oct 2018	Nov 2025	May/Nov	498.8	498.0
4.65% Senior Notes (2) (4)	$500.0	Oct 2018	Nov 2028	May/Nov	497.3	496.8
5.25% Senior Notes (2) (4)	$500.0	Oct 2018	Nov 2048	May/Nov	493.8	493.6
3.15% Senior Notes (2) (4)	$800.0	Jul 2019	Aug 2029	Feb/Aug	796.1	795.4
2.875% Senior Notes (2) (4)	$600.0	Apr 2020	May 2030	May/Nov	596.2	595.5
3.75% Senior Notes (2) (4)	$600.0	Apr 2020	May 2050	May/Nov	590.6	590.3
2.25% Senior Notes (2) (4)	$1,000.0	Jul 2021	Aug 2031	Feb/Aug	990.5	989.2
3.60% Senior Notes (2) (5)	$550.0	May 2022	May 2024	May/Nov	549.8	548.5
4.35% Senior Notes (2) (4)	$600.0	May 2022	May 2027	May/Nov	597.8	597.1
4.75% Senior Notes (2) (4)	$700.0	May 2022	May 2032	May/Nov	694.4	693.7
5.00% Senior Notes (2) (6)	$500.0	Feb 2023	Feb 2026	Feb/Aug	497.9	497.1
4.90% Senior Notes (2) (4)	$750.0	May 2023	May 2033	May/Nov	740.7	—
4.80% Senior Notes (2) (4)	$400.0	Jan 2024	Jan 2029	Jan/Jul	397.2	—
					$11,620.1	$10,470.6
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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 88

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Redemption
	Stated Redemption Date	Stated Basis Points
3.70% Senior Notes due December 2026	Sept 2026	25
3.50% Senior Notes due May 2027	Feb 2027	20
4.50% Senior Notes due May 2047	Nov 2046	25
3.60% Senior Notes due February 2028	Nov 2027	15
4.10% Senior Notes due February 2048	Aug 2047	20
4.40% Senior Notes due November 2025	Sept 2025	20
4.65% Senior Notes due November 2028	Aug 2028	25
5.25% Senior Notes due November 2048	May 2048	30
3.15% Senior Notes due August 2029	May 2029	20
2.875% Senior Notes due May 2030	Feb 2030	35
3.75% Senior Notes due May 2050	Nov 2049	40
2.25% Senior Notes due August 2031	May 2031	15
4.35% Senior Notes due May 2027	Apr 2027	25
4.75% Senior Notes due May 2032	Feb 2032	30
4.90% Senior Notes due May 2033	Feb 2033	25
4.80% Senior Notes due January 2029	Dec 2028	15
(5)Redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the applicable treasury rate plus 15 basis points.
(6)Redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.

Indentures
Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

Subsidiary credit facilities
General
We have additional credit arrangements totaling $67.7 million and $73.5 million as of February 29, 2024, and February 28, 2023, respectively. As of February 29, 2024, and February 28, 2023, amounts outstanding under these arrangements were $17.8 million and $26.2 million, respectively, the majority of which is classified as long-term as of the respective date. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 89

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Debt payments
As of February 29, 2024, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $56.4 million and $23.5 million, respectively) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2025	$957.5
Fiscal 2026	1,404.9
Fiscal 2027	603.8
Fiscal 2028	1,801.5
Fiscal 2029	900.0
Thereafter	6,050.1
$11,717.8

13.    INCOME TAXES

Income (loss) before income taxes was generated as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Domestic	$(140.2)	$(1,441.6)	$(1,334.4)
Foreign	2,362.0	1,825.2	1,644.8
	$2,221.8	$383.6	$310.4

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Current
Federal	$152.6	$(54.3)	$229.3
State	16.4	15.5	31.4
Foreign	139.7	253.1	(36.1)
Total current	308.7	214.3	224.6

Deferred
Federal	27.7	82.6	(10.1)
State	(19.0)	29.9	(5.5)
Foreign	139.2	95.3	100.4
Total deferred	147.9	207.8	84.8
Income tax provision (benefit)	$456.6	$422.1	$309.4

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 90

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 29, 2024		February 28, 2023		February 28, 2022
	Amount	% of Pretax Income (Loss)	Amount	% of Pretax Income (Loss)	Amount	% of Pretax Income (Loss)
(in millions, except % of pretax income (loss) data)
Income tax provision (benefit) at statutory rate	$466.6	21.0%	$80.6	21.0%	$65.2	21.0%
State and local income taxes, net of federal income tax benefit (1)	35.9	1.6%	3.4	0.9%	(77.8)	(25.0%)
Net income tax benefit from the realization of tax losses related to a prior period divestiture	—	—%	(166.4)	(43.4%)	—	—%
Net income tax benefit from a tax entity classification change	(31.2)	(1.4%)	—	—%	—	—%
Earnings taxed at other than U.S. statutory rate (2)	(75.9)	(3.4%)	(49.2)	(12.8%)	(33.2)	(10.7%)
Net income tax provision (benefit) from legislative changes (3)	(9.6)	(0.4%)	10.9	2.8%	11.9	3.8%
Excess tax benefits from stock-based compensation awards (4)	(8.0)	(0.4%)	(5.2)	(1.4%)	(48.0)	(15.5%)
Net income tax provision (benefit) recognized for adjustment to valuation allowance (5)	86.2	3.9%	557.6	145.4%	385.5	124.2%
Miscellaneous items, net	(7.4)	(0.3%)	(9.6)	(2.5%)	5.8	1.9%
Income tax provision (benefit) at effective rate	$456.6	20.6%	$422.1	110.0%	$309.4	99.7%
(1)Includes differences resulting from adjustments to the current and deferred state effective tax rates.
(2)Consists of the following (i) difference between the U.S. statutory rate and local jurisdiction tax rates, (ii) the provision for incremental U.S. taxes on earnings of certain foreign subsidiaries offset by foreign tax credits, (iii) the non-U.S. portion of tax provision (benefit) recorded on the unrealized net gain (loss) from the changes in fair value of our investment in Canopy, and (iv) the non-U.S. portion of tax benefits recorded on the Canopy equity in earnings (losses) and related activities.
(3)The years ended February 29, 2024, February 28, 2023, and February 28, 2022, represent a net income tax provision resulting from the remeasurement of our deferred tax assets in connection with a legislative update in Switzerland.
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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 91

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Significant components of deferred tax assets (liabilities) consist of the following:

	February 29, 2024	February 28, 2023
(in millions)
Deferred tax assets
Intangible assets	$1,872.3	$2,021.5
Loss carryforwards	719.4	360.4
Stock-based compensation	20.1	19.7
Inventory	23.8	26.0
Lease liabilities	117.5	79.3
Investments in unconsolidated investees	635.2	901.8
Other accruals	238.2	175.0
Gross deferred tax assets	3,626.5	3,583.7
Valuation allowances	(1,140.4)	(1,091.4)
Deferred tax assets, net	2,486.1	2,492.3

Deferred tax liabilities
Intangible assets	(644.0)	(555.3)
Property, plant, and equipment	(161.2)	(153.5)
Right-of-use assets	(106.5)	(67.2)
Provision for unremitted earnings	(29.2)	(27.2)
Other accruals	(81.7)	(65.3)
Total deferred tax liabilities	(1,022.6)	(868.5)
Deferred tax assets (liabilities), net	$1,463.5	$1,623.8

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

As of February 29, 2024, operating loss carryforwards, which are primarily state and foreign, totaling $3.7 billion are being carried forward in a number of jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $2.2 billion will expire by fiscal 2031, $900.0 million will expire between fiscal 2032 and fiscal 2044, and $600.0 million may be carried forward indefinitely in certain jurisdictions. Additionally, as of February 29, 2024, federal capital losses totaling $1.6 billion are being carried forward and will expire, if unused, in Fiscal 2029.

We have recognized valuation allowances for operating loss carryforwards and other deferred tax assets when we believe it is more likely than not that these items will not be realized. The increase in our valuation allowances as of February 29, 2024, primarily related to our investment in Canopy.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 92

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The liability for income taxes associated with uncertain tax positions, excluding interest and penalties, and a reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Balance as of March 1	$344.3	$279.0	$236.1
Increases as a result of tax positions taken during a prior period	48.1	51.5	16.5
Decreases as a result of tax positions taken during a prior period	(2.5)	(3.4)	(0.1)
Increases as a result of tax positions taken during the current period	31.5	36.8	29.5
Decreases related to settlements with tax authorities	(2.8)	(15.2)	(2.6)
Decreases related to lapse of applicable statute of limitations	(2.5)	(4.4)	(0.4)
Balance as of last day of February	$416.1	$344.3	$279.0

As of February 29, 2024, and February 28, 2023, we had $488.5 million and $402.3 million, respectively, of unrecognized tax benefit liabilities, including interest and penalties, recognized on our balance sheets. These liabilities are primarily recorded as non-current as of the balance sheet date.

As of February 29, 2024, and February 28, 2023, we had $416.1 million and $344.3 million, respectively, of unrecognized tax benefit liabilities that, if recognized, would decrease the effective tax rate in the year of resolution.

We file U.S. federal income tax returns and various state, local, and foreign income tax returns. Major tax jurisdictions where we are subject to examination by tax authorities include Canada, Mexico, Switzerland, and the U.S. Various U.S. state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will increase or decrease within the next 12 months as a result of these examinations or the expiration of statutes of limitation. As of February 29, 2024, we estimate that unrecognized tax benefit liabilities could change by a range of $70 million to $160 million. With few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to February 28, 2017.

We provide for additional tax expense based on probable outcomes of ongoing tax examinations and assessments in various jurisdictions. While it is often difficult to predict the outcome or the timing of resolution of any tax matter, we believe the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash.

14.    DEFERRED INCOME TAXES AND OTHER LIABILITIES

The major components of deferred income taxes and other liabilities are as follows:

	February 29, 2024	February 28, 2023
(in millions)
Deferred income taxes	$591.5	$569.5
Operating lease liability	588.7	417.4
Unrecognized tax benefit liabilities	407.9	401.3
Deferred revenue	80.2	92.0
Income taxes payable	31.2	56.1
Other	104.8	137.3
	$1,804.3	$1,673.6

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 93

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
15.    LEASES

General
We primarily lease certain vineyards, office and production facilities, warehouses, production equipment, and vehicles. We have concluded that certain grape purchasing arrangements associated with the purchase of grape production yielded from a specified block of a vineyard and certain third-party logistics arrangements contain a lease.

Balance sheet location
A summary of lease right-of-use assets and liabilities are as follows:

	Balance Sheet Classification	February 29, 2024	February 28, 2023
(in millions)
Assets
Operating lease	Other assets	$615.3	$442.5
Finance lease	Property, plant, and equipment	18.2	26.9
Total right-of-use assets		$633.5	$469.4

Liabilities
Current:
Operating lease	Other accrued expenses and liabilities	$89.6	$81.4
Finance lease	Current maturities of long-term debt	7.5	9.5
Non-current:
Operating lease	Deferred income taxes and other liabilities	588.7	417.4
Finance lease	Long-term debt, less current maturities	10.3	16.7
Total lease liabilities		$696.1	$525.0

Lease cost
The components of total lease cost are as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Operating lease cost	$98.2	$96.2	$89.5
Finance lease cost:
Amortization of right-of-use assets	9.4	9.2	5.8
Interest on lease liabilities	1.4	1.1	0.5
Short-term lease cost	10.5	6.6	8.4
Variable lease cost	182.1	176.5	202.5
Total lease cost	$301.6	$289.6	$306.7

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 94

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Lease maturities
As of February 29, 2024, minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
(in millions)
Fiscal 2025	$117.2	$8.5
Fiscal 2026	99.8	5.6
Fiscal 2027	82.4	4.1
Fiscal 2028	72.6	1.6
Fiscal 2029	70.2	—
Thereafter	406.6	0.1
Total lease payments	848.8	19.9
Less: Interest	(170.5)	(2.1)
Total lease liabilities	$678.3	$17.8

Related party transaction
We have a long-term lease for office space with an affiliate of a director.

Supplemental information

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$99.5	$99.7	$92.7
Operating cash flows from finance leases	$1.4	$1.1	$0.5
Financing cash flows from finance leases	$9.7	$8.8	$5.9

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$268.5	$63.2	$93.8
Finance leases	$—	$10.1	$10.5

	February 29, 2024	February 28, 2023	February 28, 2022
Weighted-average remaining lease term: (1)
Operating leases	10.7 years	11.8 years	12.1 years
Finance leases	2.8 years	3.3 years	3.3 years

Weighted-average discount rate:
Operating leases	4.3%	3.3%	3.0%
Finance leases	7.5%	6.3%	3.4%
(1)Our leases have varying terms with remaining lease terms of up to approximately 29 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 95

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
16.    COMMITMENTS AND CONTINGENCIES

Purchase commitments and contingencies
We have entered into various long-term contracts in the normal course of business for the purchase of (i) certain inventory components, (ii) property, plant, and equipment and related contractor and manufacturing services, (iii) transportation, marketing, and warehousing and bottling services, (iv) IT and consumer and market insights contracts, and (v) certain energy requirements. As of February 29, 2024, the estimated aggregate minimum purchase commitments under these contracts through the date of the last contractual commitment are as follows:

	Type	Commitment Date	Amount
(in millions)
Raw materials and supplies (1)	Packaging, grapes, and hops	December 2037	$2,759.4
Capital expenditures (2)	Property, plant, and equipment and contractor and manufacturing services	June 2027	572.5
Contract services	Transportation, marketing, IT, consumer and market insights, warehousing and bottling, and energy contract services	December 2030	518.6
In-process and finished goods inventories	Bulk wine and spirits, finished wine case goods, and related contracts	June 2028	49.1
			$3,899.6
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

Indemnification liabilities
In connection with prior divestitures, we have indemnified respective parties against certain liabilities that may arise subsequent to the divestiture. As of February 29, 2024, and February 28, 2023, these liabilities consist primarily of indemnifications related to certain income tax matters and lease contracts. As of February 29, 2024, and February 28, 2023, the carrying amount of our indemnification liabilities was $32.9 million and $16.3 million, respectively, and are included in other accrued expenses and liabilities and deferred income taxes and other liabilities. We do not expect to be required to make material payments under the indemnifications and we believe that the likelihood is remote that the indemnifications could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Supply chain finance program
We have an agreement with a financial institution for payment services and facilitate a voluntary supply chain finance program through this participating financial institution. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We account for payments made under the supply chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 96

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The changes in outstanding obligations under our supply chain finance program are as follows:

(in millions)
Balance, February 28, 2022	$—
Additions	12.6
Settlements (1)	(8.7)
Balance, February 28, 2023 (2)	3.9
Additions	53.8
Settlements (1)	(50.4)
Balance, February 29, 2024 (2)	$7.3
(1)Reflects amounts settled through the supply chain finance program and paid to the financial institution.
(2)Reflects amount payable to the participating financial institution for suppliers who voluntarily participated in the supply chain finance program and was included in accounts payable within our consolidated balance sheets.

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

Insurance recoveries
During the year ended February 29, 2024, we recorded $56.3 million of business interruption and other recoveries from our insurance carriers. These recoveries related to an outage at our Nava Brewery due to severe winter weather events in early 2021. These proceeds are included in our consolidated results of operations for the year ended February 29, 2024.

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 97

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Prior to the Reclassification, we had an additional class of common stock with a material number of shares outstanding: Class B Stock. Class B Stock shares were convertible into shares of Class A Stock on a one-to-one basis at any time at the option of the holder. Holders of Class B Stock were entitled to 10 votes per share. See “Reclassification” below for additional information.

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2021	187,204,280	28,270,288	612,936	17,070,550	5,005,800
Share repurchases	—	—	—	6,179,015	—
Conversion of shares	59,579	(57,948)	(1,631)	—	—
Exercise of stock options	—	—	1,637,374	(287,873)	—
Employee stock purchases	—	—	—	(57,738)	—
Vesting of restricted stock units (1)	—	—	—	(71,413)	—
Vesting of performance share units (1)	—	—	—	(7,934)	—
Balance at February 28, 2022	187,263,859	28,212,340	2,248,679	22,824,607	5,005,800
Share repurchases	—	—	—	7,086,446	—
Retirement of shares (2)	—	(5,005,800)	—	—	(5,005,800)
Conversion of shares (3)	25,433,569	(23,206,540)	(2,227,029)	—	—
Exercise of stock options	—	—	1,055	(262,970)	—
Employee stock purchases	—	—	—	(57,284)	—
Vesting of restricted stock units (1)	—	—	—	(76,047)	—
Vesting of performance share units (1)	—	—	—	(16,326)	—
Balance at February 28, 2023	212,697,428	—	22,705	29,498,426	—
Share repurchases	—	—	—	1,043,366	—
Conversion of shares	870	—	(870)	—	—
Exercise of stock options	—	—	1,826	(582,476)	—
Employee stock purchases	—	—	—	(59,408)	—
Vesting of restricted stock units (1)	—	—	—	(76,914)	—
Vesting of performance share units (1)	—	—	—	(13,113)	—
Balance at February 29, 2024	212,698,298	—	23,661	29,809,881	—
(1)Net of the following shares withheld to satisfy tax withholding requirements:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Restricted Stock Units	40,023	37,494	36,213
Performance Share Units	8,735	4,919	4,565
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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 98

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Stock repurchases
In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our publicly traded common stock, which was fully utilized as of May 31, 2022. Additionally, in January 2021 and in November 2023, our Board of Directors authorized additional repurchases of up to $2.0 billion, respectively, of our publicly traded common stock. The Board of Directors did not specify a date upon which these authorizations would expire. Shares repurchased under these authorizations become treasury shares.

A summary of share repurchase activity is as follows:

	For the Years Ended
	February 29, 2024		February 28, 2023		February 28, 2022
	Dollar Value	Number of Shares	Dollar Value	Number of Shares	Dollar Value	Number of Shares
(in millions, except share data)
2018 Authorization	$—	—	$563.6	2,254,536	$1,390.5	6,179,015
2021 Authorization	249.7	1,043,366	1,136.6	4,831,910	—	—
2023 Authorization	—	—	—	—	—	—
	$249.7	1,043,366	$1,700.2	7,086,446	$1,390.5	6,179,015

Subsequent to February 29, 2024, we repurchased 424,783 shares of Class A Stock pursuant to the 2021 Authorization at an aggregate cost of $110.0 million through open market transactions. As of April 23, 2024, total shares repurchased under our board authorizations are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$3,000.0	13,331,156
2021 Authorization (1)	$2,000.0	$1,496.3	6,300,059
2023 Authorization (1)	$2,000.0	$—	—
(1)As of April 23, 2024, $2,503.7 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

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
•Robert Sands and Richard Sands continued serving as non-executive Board members;
•holders of Class A Stock are entitled to elect all directors to be elected at future Annual Meetings of Stockholders; and

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 99

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
•certain standstill and lock-up provisions for the Sands Family Stockholders; limitations on the Sands Family Stockholders’, directors’, and officers’ ability to pledge our common stock; a near-term rotation of the lead independent director position; and the transition to a majority vote standard for uncontested director elections.

Common stock dividends
In April 2024, our Board of Directors declared a quarterly cash dividend of $1.01 per share of Class A Stock and $0.91 per share of Class 1 Stock payable in the first quarter of Fiscal 2025.

18.    STOCK-BASED EMPLOYEE COMPENSATION

We have two stock-based employee compensation plans (as further discussed below). Total compensation cost recognized for our stock-based awards and income tax benefits related thereto are as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Total compensation cost recognized in our results of operations	$63.6	$68.5	$44.9
Income tax benefit related thereto recognized in our results of operations	$9.5	$8.0	$6.6

Long-Term Stock Incentive Plan
Under our Long-Term Stock Incentive Plan, nonqualified stock options, restricted stock units, performance share units, and other stock-based awards may be granted to our employees, officers, and directors. The aggregate number of shares of our Class A Stock and Class 1 Stock available for awards under our Long-Term Stock Incentive Plan is 108,000,000 shares.

The exercise price, vesting period, and term of nonqualified stock options granted are established by the committee administering the plan (the “Committee”). The exercise price of any nonqualified stock option may not be less than the fair market value of our Class A Stock on the date of grant. Nonqualified stock options generally vest and become exercisable over a three-year period from the date of grant and expire as established by the Committee, but not later than 10 years after the grant date. Prior to April 2023, nonqualified stock options generally vested and became exercisable over a four-year period from the date of grant.

Grants of restricted stock units, performance share units, and other stock-based awards may contain such vesting periods, terms, conditions, and other requirements as the Committee may establish. Restricted stock unit awards are based on service and generally vest over one to three years from the date of grant. Prior to April 2023, restricted stock unit awards generally vested over one to four years from the date of grant. Performance share unit awards are based on service and the satisfaction of certain performance conditions, and vest over a required employee service period, generally from one to three years from the date of grant, which closely matches the performance period. The performance conditions include the achievement of specified financial or operational performance metrics, or market conditions which require the achievement of specified levels of stockholder return relative to other companies as defined in the applicable performance share unit agreement. The actual number of shares to be awarded upon vesting of a performance share unit award will range between 0% and 200% of the target award, based upon the measure of performance as certified by the Committee.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 100

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
A summary of stock option activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 29, 2024		February 28, 2023		February 28, 2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding as of March 1	3,067,962	$194.47	2,906,342	$178.62	4,399,807	$131.89
Granted	151,848	$226.76	479,758	$254.00	513,829	$237.85
Exercised	(584,302)	$160.41	(264,025)	$123.55	(1,925,247)	$86.92
Forfeited	(55,351)	$225.04	(51,102)	$218.68	(75,917)	$192.96
Expired	(15,869)	$196.57	(3,011)	$189.32	(6,130)	$226.46
Outstanding as of last day of February	2,564,288	$203.47	3,067,962	$194.47	2,906,342	$178.62
Exercisable	1,702,984	$193.68	1,747,884	$179.30	1,410,693	$161.53

As of February 29, 2024, the aggregate intrinsic value of our options outstanding and exercisable was $118.1 million and $94.2 million, respectively. In addition, the weighted average remaining contractual life for our options outstanding and exercisable was 6.0 years and 5.2 years, respectively.

The fair value of stock options vested, and the intrinsic value of and tax benefit realized from the exercise of stock options, are as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Fair value of stock options vested	$27.3	$26.9	$23.9
Intrinsic value of stock options exercised	$54.6	$32.6	$269.1
Tax benefit realized from stock options exercised	$10.4	$7.4	$62.9

The weighted average grant-date fair value of stock options granted and the weighted average inputs used to estimate the fair value on the date of grant using the Black-Scholes option-pricing model are as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Grant-date fair value	$64.75	$73.16	$59.27
Expected life (1)	5.8 years	6.3 years	6.3 years
Expected volatility (2)	28.8%	27.6%	27.8%
Risk-free interest rate (3)	3.6%	3.0%	1.2%
Expected dividend yield (4)	1.6%	1.3%	1.3%
(1)Based on historical experience of employees’ exercise behavior for similar type awards.
(2)Based primarily on historical volatility levels of our Class A Stock.
(3)Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.
(4)Based on the calculated yield on our Class A Stock at date of grant using the current fiscal year projected annualized dividend distribution rate.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 101

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
A summary of restricted stock unit and performance share unit activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 29, 2024		February 28, 2023		February 28, 2022
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Restricted Stock Units
Outstanding balance as of March 1, Nonvested	291,859	$223.75	291,171	$202.68	311,358	$183.74
Granted	192,300	$227.30	128,743	$252.53	113,686	$236.19
Vested	(116,937)	$213.83	(113,541)	$202.64	(107,626)	$184.81
Forfeited	(31,608)	$228.90	(14,514)	$221.33	(26,247)	$196.41
Outstanding balance as of last day of February, Nonvested	335,614	$228.75	291,859	$223.75	291,171	$202.68

Performance Share Units
Outstanding balance as of March 1, Nonvested	85,649	$302.06	86,641	$268.12	226,463	$223.85
Granted	67,734	$238.01	32,976	$395.55	27,029	$318.71
Performance achievement (1)	(10,725)	$202.53	(7,415)	$316.81	(148,495)	$210.36
Vested	(21,848)	$202.53	(21,245)	$298.25	(12,499)	$279.67
Forfeited	(10,749)	$295.07	(5,308)	$323.44	(5,857)	$229.81
Outstanding balance as of last day of February, Nonvested	110,061	$292.78	85,649	$302.06	86,641	$268.12
(1)Reflects the net number of awards achieved above (below) target levels based on actual performance measured at the end of the performance period.

The fair value of shares vested for our restricted stock unit and performance share unit awards is as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Restricted stock units	$27.0	$27.9	$25.8
Performance share units	$5.0	$5.2	$3.0

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 102

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The weighted average grant-date fair value of performance share units granted with a market condition and the weighted average inputs used to estimate the fair value on the date of grant using the Monte Carlo Simulation model are as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Grant-date fair value	$251.63	$395.47	$318.71
Grant-date price	$224.38	$254.21	$238.31
Performance period	2.9 years	2.9 years	2.9 years
Expected volatility (1)	23.8%	32.1%	35.0%
Risk-free interest rate (2)	3.8%	2.8%	0.3%
Expected dividend yield (3)	0.0%	0.0%	0.0%
(1)Based primarily on historical volatility levels of our Class A Stock.
(2)Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the performance period.
(3)No expected dividend yield as units granted earn dividend equivalents.

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 9,000,000 shares of Class A Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of our Class A Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. For the years ended February 29, 2024, February 28, 2023, and February 28, 2022, employees purchased 59,408 shares, 57,284 shares, and 57,738 shares, respectively, under this plan.

Other
As of February 29, 2024, there was $69.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock-based employee compensation plans. This cost is expected to be recognized in our results of operations over a weighted-average period of 1.8 years. With respect to the issuance of shares under any of our stock-based compensation plans, we have the option to issue authorized but unissued shares or treasury shares.

19.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

The computation of basic and diluted net income (loss) per common share for the applicable years ended is as follows:

February 29, 2024
(in millions, except per share data)
Net income (loss) attributable to CBI	$1,727.4

Weighted average common shares outstanding – basic	183.307
Stock-based awards, primarily stock options	0.652
Weighted average common shares outstanding – diluted	183.959

Net income (loss) per common share attributable to CBI – basic	$9.42
Net income (loss) per common share attributable to CBI – diluted	$9.39

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 103

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	February 28, 2023		February 28, 2022
	Class A Stock (1)	Class B Stock (2)	Class A Stock (1)	Class B Stock
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic and diluted	$(24.0)	$(47.0)	$(35.8)	$(4.6)

Weighted average common shares outstanding – basic and diluted (2)	169.337	23.206	167.431	23.225

Net income (loss) per common share attributable to CBI – basic and diluted	$(0.11)	$(2.02)	$(0.22)	$(0.20)

(1)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive, in millions:

		For the Years Ended
		February 28, 2023	February 28, 2022
	Class B Stock	16.149	23.225
	Stock-based awards, primarily stock options	0.713	1.566
(2)	Net income (loss) per common share attributable to CBI for Class B Stock was determined through November 10, 2022, the date the Reclassification was completed.

20.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) attributable to CBI includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2022
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(38.9)	$—	$(38.9)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(38.9)	—	(38.9)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	12.6	(7.5)	5.1
Amounts reclassified	(34.0)	2.9	(31.1)
Net gain (loss) recognized in other comprehensive income (loss)	(21.4)	(4.6)	(26.0)
Pension/postretirement adjustments:
Net actuarial gain (loss)	2.3	(0.6)	1.7
Amounts reclassified	(2.1)	0.6	(1.5)
Net gain (loss) recognized in other comprehensive income (loss)	0.2	—	0.2
Share of OCI of equity method investments:
Net gain (loss)	(16.2)	3.7	(12.5)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(16.2)	3.7	(12.5)
Other comprehensive income (loss) attributable to CBI	$(76.3)	$(0.9)	$(77.2)

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 104

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2023
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$255.0	$—	$255.0
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	255.0	—	255.0
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	259.3	(33.2)	226.1
Amounts reclassified	(50.2)	5.1	(45.1)
Net gain (loss) recognized in other comprehensive income (loss)	209.1	(28.1)	181.0
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.1	—	0.1
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.1	—	0.1
Share of OCI of equity method investments:
Net gain (loss)	2.6	2.5	5.1
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	2.6	2.5	5.1
Other comprehensive income (loss) attributable to CBI	$466.8	$(25.6)	$441.2

For the Year Ended February 29, 2024
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$279.3	$—	$279.3
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	279.3	—	279.3
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	222.1	(26.4)	195.7
Amounts reclassified	(144.7)	16.7	(128.0)
Net gain (loss) recognized in other comprehensive income (loss)	77.4	(9.7)	67.7
Pension/postretirement adjustments:
Net actuarial gain (loss)	2.1	(0.8)	1.3
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	2.1	(0.8)	1.3
Other comprehensive income (loss) attributable to CBI	$358.8	$(10.5)	$348.3

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 105

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 28, 2023	$(176.4)	$198.5	$(3.9)	$10.3	$28.5
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	279.3	195.7	1.3	—	476.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(128.0)	—	—	(128.0)
Other comprehensive income (loss)	279.3	67.7	1.3	—	348.3
Balance, February 29, 2024	$102.9	$266.2	$(2.6)	$10.3	$376.8

21.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Net sales to our 10 largest customers represented approximately 58%, 55%, and 55% of our net sales for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively, and are expected to continue to represent a significant portion of our revenues. Net sales to customers which individually amount to 10% or more of our net sales, and the associated amounts receivable from these customers as a percentage of our accounts receivable, are as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Reyes Beer Division entities
Net sales	25.1%	22.7%	21.0%
Accounts receivable	17.7%	15.6%	11.1%

Southern Glazer’s Wine and Spirits
Net sales	11.7%	13.0%	14.4%
Accounts receivable	28.1%	24.0%	35.2%

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

22.    BUSINESS SEGMENT INFORMATION

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 106

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
reporting consists of two business divisions: (i) Beer and (ii) Wine and Spirits and we report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other.

In the Beer segment, our portfolio consists of high-end imported beer brands and ABAs. We have an exclusive perpetual brand license to produce our Mexican beer portfolio and to import, market, and sell such portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio that includes higher-end wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of corporate development, corporate finance, corporate strategy, executive management, growth, human resources, internal audit, investor relations, IT, legal, and public relations, as well as our Canopy investment and investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Long-lived tangible assets and total asset information by segment is not provided to, or reviewed by, our CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(44.2)	$(15.0)	$109.9
Flow through of inventory step-up	(3.6)	(4.5)	(0.1)
Settlements of undesignated commodity derivative contracts	15.0	(76.7)	(35.9)
Strategic business development costs	—	(1.2)	(2.6)
Net flow through of reserved inventory	—	1.2	12.1
Recovery of (loss on) inventory write-down	—	0.2	(1.0)
Comparable Adjustments, Cost of product sold	(32.8)	(96.0)	82.4

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 107

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(46.3)	(9.9)	0.6
Transition services agreements activity	(24.9)	(20.5)	(19.2)
Gain (loss) on sale of business	(15.1)	15.0	1.7
Transaction, integration, and other acquisition-related costs	(0.6)	(1.4)	(1.4)
Insurance recoveries	55.1	5.2	—
Costs associated with the Reclassification	0.2	(37.8)	—
Impairment of assets	—	(66.5)	—
Other gains (losses) (1)	(11.4)	18.1	(2.3)
Comparable Adjustments, Selling, general, and administrative expenses	(43.0)	(97.8)	(20.6)

Impairment of brewery construction in progress	—	—	(665.9)
Comparable Adjustments, Operating income (loss)	$(75.8)	$(193.8)	$(604.1)

(1)	Primarily includes the following:
		For the Years Ended
		February 29, 2024	February 28, 2023	February 28, 2022
	(in millions)
	Net loss from changes in the indemnification of liabilities associated with prior period divestitures	$(12.7)	$—	$—
	Decreases (increases) in estimated fair values of contingent liabilities associated with prior period acquisitions	$2.0	$12.9	$(9.6)
	Gain from remeasurement of previously held equity method investments	$—	$5.2	$13.5
	Property tax settlement	$—	$—	$10.4
	Adjustment to understated excise tax accruals primarily related to a prior period acquisition	$—	$—	$(13.3)

The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1. Segment information is as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Beer
Net sales	$8,162.6	$7,465.0	$6,751.6
Segment operating income (loss)	$3,094.4	$2,861.5	$2,703.3
Capital expenditures	$947.9	$813.9	$849.5
Depreciation and amortization	$323.9	$285.4	$248.7

Wine and Spirits
Net sales:
Wine	$1,552.1	$1,722.7	$1,819.3
Spirits	247.1	264.9	249.8
Net sales	$1,799.2	$1,987.6	$2,069.1

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 108

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Segment operating income (loss)	$398.7	$453.1	$470.7
Income (loss) from unconsolidated investments	$38.7	$41.6	$34.4
Equity method investments	$100.8	$95.4	$97.2
Capital expenditures	$185.6	$151.8	$154.7
Depreciation and amortization	$88.8	$83.2	$80.7

Corporate Operations and Other
Segment operating income (loss)	$(247.6)	$(277.9)	$(238.2)
Income (loss) from unconsolidated investments	$(72.5)	$(170.3)	$(181.7)
Equity method investments	$69.8	$567.9	$2,591.5
Capital expenditures	$135.6	$69.7	$22.6
Depreciation and amortization	$16.5	$18.4	$13.0

Comparable Adjustments
Operating income (loss)	$(75.8)	$(193.8)	$(604.1)
Income (loss) from unconsolidated investments	$(478.0)	$(1,907.7)	$(1,488.2)

Consolidated
Net sales	$9,961.8	$9,452.6	$8,820.7
Operating income (loss)	$3,169.7	$2,842.9	$2,331.7
Income (loss) from unconsolidated investments (1)	$(511.8)	$(2,036.4)	$(1,635.5)
Equity method investments	$170.6	$663.3	$2,688.7
Capital expenditures	$1,269.1	$1,035.4	$1,026.8
Depreciation and amortization	$429.2	$387.0	$342.4

(1)	Income (loss) from unconsolidated investments consists of:
		For the Years Ended
		February 29, 2024	February 28, 2023	February 28, 2022
	(in millions)
	Impairment of equity method investments	$(136.1)	$(1,060.3)	$—
	Unrealized net gain (loss) on securities measured at fair value	(85.4)	(45.9)	(1,644.7)
	Equity in earnings (losses) from Canopy and related activities	(321.3)	(949.3)	(73.6)
	Equity in earnings (losses) from other equity method investees and related activities	30.7	19.1	31.8
	Net gain (loss) on sale of unconsolidated investment	0.3	—	51.0
		$(511.8)	$(2,036.4)	$(1,635.5)

Our principal area of operation is in the U.S. Current operations outside the U.S. are in Mexico for the Beer segment and primarily in New Zealand and Italy for the Wine and Spirits segment. Revenues are attributed to countries based on the location of the customer.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 109

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Geographic data is as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
(in millions)
Net sales
U.S.	$9,748.1	$9,194.5	$8,585.8
Non-U.S. (primarily Canada and New Zealand)	213.7	258.1	234.9
	$9,961.8	$9,452.6	$8,820.7

	February 29, 2024	February 28, 2023
(in millions)
Long-lived tangible assets
U.S.	$1,304.6	$1,150.8
Non-U.S. (primarily Mexico)	6,750.6	5,714.4
	$8,055.2	$6,865.2

23.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information is as follows:

	For the Three Months Ended
	February 29, 2024	February 28, 2023
(in millions, except per share data)
Net sales	$2,139.2	$1,997.8
Gross profit	$1,039.2	$961.2
Net income (loss) attributable to CBI (1)	$392.4	$223.0
Net income (loss) per common share attributable to CBI (1):
Basic – Class A Stock	$2.15	$1.21
Diluted – Class A Stock	$2.14	$1.21
(1)Includes the following:

	For the Three Months Ended
	February 29, 2024	February 28, 2023
(in millions, net of income tax effect)
Insurance recoveries	$45.8	$2.3
Equity in earnings (losses) from Canopy	$(31.7)	$(69.5)

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 110

PART II	OTHER KEY INFORMATION	Table of Contents
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

Internal control over financial reporting
See page 57 of this Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

See page 58 of this Form 10-K for the attestation report of KPMG LLP, our independent registered public accounting firm, which is incorporated herein by reference.

In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)), no changes were identified in our internal control over financial reporting during our fiscal quarter ended February 29, 2024 (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended February 29, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 111

PART III	OTHER KEY INFORMATION	Table of Contents

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

Our Chief Executive Officer and Senior Financial Executive Code of Ethics applies to our chief executive officer and our senior financial officers. The Chief Executive Officer and Senior Financial Executive Code of Ethics is located on our investor relations website at https://ir.cbrands.com. Amendments to, and waivers granted under, our Chief Executive Officer and Senior Financial Executive Code of Ethics, if any, will be posted to our investor relations website as well. We will provide to anyone, without charge, upon request, a copy of such Code of Ethics. Such requests should be directed in writing to Investor Relations Department, Constellation Brands, Inc., 207 High Point Drive, Building 100, Victor, New York 14564 or by telephoning our Investor Center at 1-888-922-2150.

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

Securities authorized for issuance under equity compensation plans
The following table sets forth information with respect to our compensation plans under which our equity securities may be issued, as of February 29, 2024. The equity compensation plans approved by security holders include our Long-Term Stock Incentive Plan and our 1989 Employee Stock Purchase Plan.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 112

PART III	OTHER KEY INFORMATION	Table of Contents

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,099,173	(1)	$203.47	(2)	10,246,300	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	3,099,173		$203.47		10,246,300
(1)Includes 199,271 shares of unvested performance share units and 335,614 shares of unvested restricted stock units under our Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, or up to 200% of the target shares granted. We currently estimate that 30,814 of the target shares granted will be awarded at 200%, 58,396 of the target shares granted will be awarded between 100% and 150%, and 20,851 of the target shares granted will be awarded at approximately 70% based upon our expectations as of February 29, 2024, regarding the achievement of specified performance targets.
(2)Excludes unvested performance share units and unvested restricted stock units under our Long-Term Stock Incentive Plan that can be exercised for no consideration.
(3)Includes 1,111,458 shares of Class A Stock under our Employee Stock Purchase Plan remaining available for purchase, of which approximately 30,200 shares are subject to purchase during the current offering period.

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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 113

PART IV	OTHER KEY INFORMATION	Table of Contents
Item 15. Exhibits and Financial Statement Schedules

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – February 29, 2024, and February 28, 2023

Consolidated Statements of Comprehensive Income (Loss) for the years ended February 29, 2024, February 28, 2023, and February 28, 2022

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 29, 2024, February 28, 2023, and February 28, 2022

Consolidated Statements of Cash Flows for the years ended February 29, 2024, February 28, 2023, and February 28, 2022

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.Exhibits required to be filed by Item 601 of Regulations S-K

The information called for by this Item is incorporated by reference from the Index to Exhibits included in this Form 10-K.

Item 16. Form 10-K Summary

None.

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 114

PART IV	OTHER KEY INFORMATION	Table of Contents
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	November 10, 2022

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.1.1	Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	November 7, 2014

4.1.2	Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 8, 2015

4.1.3	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.1.4	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.1.5	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.1.6	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.1.7	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.1.8	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.1.9	Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	October 29, 2018

4.1.10	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.1.11	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.1.12	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.1.13	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.1.14	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.1.15	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.1.16	Supplemental Indenture No. 29 with respect to 3.600% Senior Notes due 2024, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 9, 2022

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 115

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.1.17	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.1.18	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

4.1.19	Supplemental Indenture No. 32 with respect to 5.000% Senior Notes due 2026, dated as of February 2, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	February 2, 2023

4.1.20	Supplemental Indenture No. 33 with respect to 4.900% Senior Notes due 2033, dated as of May 1, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2023

4.1.21	Supplemental Indenture No. 34 with respect to 4.800% Senior Notes due 2029, dated as of January 11, 2024, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	January 11, 2024

4.2	Restatement Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Tenth Amended and Restated Credit Agreement dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 15, 2022

4.2.1	Amendment No. 1, dated as of October 18, 2022, to Tenth Amended and Restated Credit Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.2	October 26, 2022

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.	8-K	99.3	November 10, 2022

10.1	The Company’s Long-Term Stock Incentive Plan, amended and restated as of July 18, 2017. *	8-K	10.4	July 20, 2017

10.1.1	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 3, 2012 and before April 28, 2014). *	8-K	99.1	April 5, 2012

10.1.2	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 25, 2016). *	8-K	10.1	May 1, 2014

10.1.3	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 25, 2016 and before April 21, 2017). *	8-K	10.1	April 28, 2016

10.1.4	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2017 and before April 23, 2018). *	8-K	10.1	April 25, 2017

10.1.5	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2018 and before April 23, 2019). *	8-K	10.1	April 26, 2018

10.1.6	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2019 and before April 21, 2020). *	8-K	10.1	April 26, 2019

10.1.7	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2020). *	10-Q	10.5	July 1, 2020

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 116

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.1.8	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2018 and before April 23, 2019). *	8-K	10.2	April 26, 2018

10.1.9	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 23, 2019 and before April 21, 2020. *	8-K	10.2	April 26, 2019

10.1.10	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2020 and before April 20, 2021). *	10-Q	10.6	July 1, 2020

10.1.11	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 20, 2021). *	8-K	10.2	April 23, 2021

10.1.12	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cliff vested awards). *	8-K	10.1	July 26, 2013

10.1.13	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (providing for ratable vesting over three years). *	10-K	10.20	April 28, 2015

10.1.14	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2020). *†	10-Q	10.7	July 1, 2020

10.1.15	Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan. *	8-K	99.1	April 22, 2010

10.1.16	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 27, 2012 and before July 23, 2014). *	8-K	10.3	July 31, 2012

10.1.17	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 23, 2014 and before July 20, 2016). *	8-K	10.1	July 25, 2014

10.1.18	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 20, 2016 and before July 18, 2017). *	8-K	10.1	July 22, 2016

10.1.19	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 18, 2017 and before July 16, 2019). *	8-K	10.1	July 20, 2017

10.1.20	Form of Stock Option Agreement for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 16, 2019). *	10-Q	10.6	October 3, 2019

10.1.21	Form of Restricted Stock Unit Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after July 16, 2019).*	10-Q	10.7	October 3, 2019

10.1.22	Rules for Cash Incentive Awards under the Company’s Long-Term Stock Incentive Plan. *	8-K	10.1	March 29, 2018

10.2	The Company’s Annual Management Incentive Plan, amended and restated as of July 27, 2012. *	8-K	10.1	July 31, 2012

10.3	The Company’s Non-Qualified Savings Plan. *	8-K	10.2	October 4, 2018

10.4	Supplemental Executive Retirement Plan of the Company. *	10-K	10.14	June 1, 1999

10.4.1	First Amendment to the Company’s Supplemental Executive Retirement Plan. *	10-Q	10	July 15, 1999

10.4.2	Second Amendment to the Company’s Supplemental Executive Retirement Plan. *	10-K	10.20	May 29, 2001

10.4.3	Third Amendment to the Company’s Supplemental Executive Retirement Plan. *	8-K	99.2	April 13, 2005

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 117

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.5	2005 Supplemental Executive Retirement Plan of the Company. *	8-K	99.3	April 13, 2005

10.5.1	First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	10-Q	10.7	July 10, 2007

10.5.2	Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	10-Q	10.2	January 9, 2014

10.5.3	Third Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	8-K	10.1	October 4, 2018

10.6	Form of Executive Employment Agreement between the Company and its former Executive Chairman of the Board and its former Executive Vice Chairman of the Board. *	8-K	99.1	May 21, 2008

10.6.1	Form of Executive Employment Agreement Release of Claims between the Company and its former Executive Chairman of the Board and its former Executive Vice Chairman of the Board. *	10-Q	10.3	January 5, 2023

10.7	Executive Employment Agreement made as of January 26, 2015, between the Company and William A. Newlands. *	10-K	10.57	April 28, 2015

10.8	Executive Employment Agreement made as of June 3, 2019, between the Company and Robert L. Hanson. *	10-Q	10.6	June 28, 2019

10.8.1	Executive Employment Agreement Release of Claims made as of February 29, 2024, between the Company and Robert L. Hanson (filed herewith). *

10.9	Form of Executive Employment Agreement between the Company and certain of its Executive Officers (including James O. Bourdeau, K. Kristann Carey, Garth Hankinson, Michael McGrew, Mallika Monteiro, and James A. Sabia, Jr.). *	10-Q	10.3	June 29, 2017

10.10	Executive Employment Agreement made as of March 11, 2024, between the Company and Samuel J. Glaetzer (filed herewith). *

10.11	Reclassification Agreement, dated as of June 30, 2022, by and among the Company and the Sands Family Stockholders listed therein.	8-K	10.1	June 30, 2022

10.11.1	Form of Joinder to Reclassification Agreement by and among the Company and the entities party thereto (including AJB Business Holdings LP and ZMSS Business Holdings LP).	10-Q	10.4	January 5, 2023

10.11.2	Form of Waiver to Reclassification Agreement with respect to offices in the Company’s Florida location by the Company’s former Executive Chairman of the Board and its former Executive Vice Chairman of the Board.	10-K	10.41	April 20, 2023

10.11.3	Waiver to Reclassification Agreement with respect to WildStar Partners LLC’s right for nominee to serve as non-voting member of any committee of the Company’s Board of Directors.	8-K	99.1	July 10, 2023

10.12	Registration Rights Agreement, dated as of November 10, 2022, by and among the Company and the stockholders party thereto (including form of Joinder by and among the Company and the entities party thereto (including AJB Business Holdings LP and ZMSS Business Holdings LP)).	8-K	10.1	November 10, 2022

10.13	Cooperation Agreement, dated as of July 18, 2023, by and among the Company, Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P.	8-K	10.1	July 18, 2023

10.14	Description of Compensation Arrangements, as of July 18, 2023, for Non-Management Directors. *	8-K	10.2	July 18, 2023

10.15	Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. +	10-K	10.45	April 20, 2023

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 118

PART IV	OTHER KEY INFORMATION	Table of Contents

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

97.1	The Company’s Incentive Compensation Recoupment Policy (filed herewith). *

99.1	The Company’s 1989 Employee Stock Purchase Plan (amended and restated as of July 24, 2013). *	8-K	99.1	July 26, 2013

99.1.1	First Amendment, dated and effective April 25, 2016, to the Company’s 1989 Employee Stock Purchase Plan. *	8-K	99.1	April 28, 2016

99.2	Consent Agreement, dated October 24, 2022, by and between CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy. †	8-K	99.2	October 26, 2022

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 119

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.
By:	/s/ William A. Newlands
April 23, 2024
William A. Newlands President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Newlands	/s/ Garth Hankinson
April 23, 2024	April 23, 2024
William A. Newlands, Director, President and Chief Executive Officer (principal executive officer)	Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Christopher J. Baldwin	/s/ Christy Clark
April 23, 2024	April 23, 2024
Christopher J. Baldwin, Director and Non-Executive Chair of the Board	Christy Clark, Director

/s/ Jennifer M. Daniels	/s/ Nicholas I. Fink
April 23, 2024	April 23, 2024
Jennifer M. Daniels, Director	Nicholas I. Fink, Director

/s/ William T. Giles	/s/ Ernesto M. Hernández
April 23, 2024	April 23, 2024
William T. Giles, Director	Ernesto M. Hernández, Director

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 120

/s/ José Manuel Madero Garza	/s/ Daniel J. McCarthy
April 23, 2024	April 23, 2024
José Manuel Madero Garza, Director	Daniel J. McCarthy, Director

/s/ Robert Sands	/s/ Richard Sands
April 23, 2024	April 23, 2024
Robert Sands, Director	Richard Sands, Director

/s/ Judy A. Schmeling	/s/ Luca Zaramella
April 23, 2024	April 23, 2024
Judy A. Schmeling, Director	Luca Zaramella, Director

Constellation Brands, Inc. FY 2024 Form 10-K	#WORTHREACHINGFOR I 121