Form 10-Q
period 2024-05-31
CONSTELLATION BRANDS, INC.
filed 2024-07-03
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-08495
CONSTELLATION BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-0716709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 East Broad Street, Rochester, New York 14614
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
Yes  ☐  No  ☒
There were 182,192,431 shares of Class A Common Stock and 25,541 shares of Class 1 Common Stock outstanding as of June 28, 2024.

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

Term	Meaning

$	U.S. dollars
2021 Authorization	authorization to repurchase up to $2.0 billion of our publicly traded common stock, approved by our Board of Directors in January 2021
2022 Credit Agreement	tenth amended and restated credit agreement, dated as of April 14, 2022, that provides for an aggregate revolving credit facility of $2.25 billion, inclusive of October 2022 Credit Agreement Amendment
2023 Authorization	authorization to repurchase up to $2.0 billion of our publicly traded common stock, approved by our Board of Directors in November 2023
2023 Canopy Promissory Note	C$100.0 million principal amount of 4.25% promissory note issued to us by Canopy in April 2023, exchanged, in part, for Exchangeable Shares in April 2024
2024 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 29, 2024
3.60% May 2022 Senior Notes	$550.0 million principal amount of 3.60% senior notes issued in May 2022, now repaid in full
3-tier	distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer
3-tier eCommerce	digital commerce experience for consumers to purchase beverage alcohol from retailers
ABA	alternative beverage alcohol
Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility
Amended and Restated By-Laws	our amended and restated by-laws
AOCI	accumulated other comprehensive income (loss)
C$	Canadian dollars
Canopy	Canopy Growth Corporation, an Ontario, Canada-based public company in which we have an investment
Canopy Debt Securities	debt securities issued by Canopy in June 2018, no longer outstanding
Canopy Equity Method Investment	an investment in Canopy common shares, no longer applicable following conversion of Canopy common shares into Exchangeable Shares in April 2024
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share
Class A Stock	our Class A Common Stock, par value $0.01 per share
CODM	chief operating decision maker, our President and Chief Executive Officer
Comparable Adjustments	certain items affecting comparability that have been excluded by management
CPG	consumer packaged goods
Craft Beer Divestitures	the Four Corners Divestiture and the Funky Buddha Divestiture, collectively
Daleville Facility	production facility located in Roanoke, Virginia, sold in May 2023
Depletions	represent U.S. distributor shipments of our respective branded products to retail customers, based on third-party data
Digital Business Acceleration	a multi-year initiative by the Company to create a cohesive digital strategy and build an advanced digital business
DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier
ESG	environmental, social, and governance

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I i

Term	Meaning

Exchangeable Shares	new class of non-voting and non-participating exchangeable shares in Canopy which are convertible into common shares of Canopy on a one-for-one basis
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	our consolidated financial statements and notes thereto included herein
First Quarter 2024	the Company’s three months ended May 31, 2023
First Quarter 2025	the Company’s three months ended May 31, 2024
Fiscal 2024	the Company’s fiscal year ended February 29, 2024
Fiscal 2025	the Company’s fiscal year ending February 28, 2025
Fiscal 2026	the Company’s fiscal year ending February 28, 2026
Fiscal 2027	the Company’s fiscal year ending February 28, 2027
Fiscal 2028	the Company’s fiscal year ending February 29, 2028
Fiscal 2029	the Company’s fiscal year ending February 28, 2029
Fiscal 2030	the Company’s fiscal year ending February 28, 2030
Form 10-Q	this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2024, unless otherwise specified
Four Corners Divestiture	sale of the Four Corners craft beer business
Funky Buddha Divestiture	sale of the Funky Buddha craft beer business
GHG	greenhouse gas
IRA	Inflation Reduction Act of 2022
IT	information technology
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I – Item 2. of this Form 10-Q
Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico, closed on the sale of the remaining assets classified as held for sale in July 2024
Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregón Brewery, Nava Brewery, and Veracruz Brewery
M&T	Manufacturers and Traders Trust Company
NA	not applicable
Nava	Nava, Coahuila, Mexico
Nava Brewery	brewery located in Nava
Net sales	gross sales less promotions, returns and allowances, and excise taxes
NM	not meaningful
Note(s)	notes to the consolidated financial statements
Obregón	Obregón, Sonora, Mexico
Obregón Brewery	brewery located in Obregón
OCI	other comprehensive income (loss)
October 2022 Credit Agreement Amendment	amendment dated as of October 18, 2022, to the 2022 Credit Agreement, effective in April 2024
Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I ii

Term	Meaning

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

Sea Smoke	Sea Smoke wine business, acquired by us
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York
U.S.	United States of America
Veracruz	Heroica Veracruz, Veracruz, Mexico
Veracruz Brewery	a new brewery being constructed in Veracruz

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I iii

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	May 31, 2024	February 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$73.8	$152.4
Accounts receivable	893.9	832.8
Inventories	2,127.0	2,078.3
Prepaid expenses and other	733.7	666.0
Total current assets	3,828.4	3,729.5
Property, plant, and equipment	8,298.0	8,055.2
Goodwill	7,985.4	7,980.3
Intangible assets	2,731.5	2,731.7
Deferred income taxes	2,020.3	2,055.0
Other assets	1,196.5	1,140.0
Total assets	$26,060.1	$25,691.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$793.2	$241.4
Current maturities of long-term debt	406.2	956.8
Accounts payable	1,139.3	1,107.1
Other accrued expenses and liabilities	783.5	836.4
Total current liabilities	3,122.2	3,141.7
Long-term debt, less current maturities	10,682.9	10,681.1
Deferred income taxes and other liabilities	1,683.1	1,804.3
Total liabilities	15,488.2	15,627.1
Commitments and contingencies
CBI stockholders’ equity:
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,698,298 shares and 212,698,298 shares, respectively	2.1	2.1
Additional paid-in capital	2,070.3	2,047.3
Retained earnings	14,109.5	13,417.2
Accumulated other comprehensive income (loss)	367.8	376.8
Class A Stock in treasury, at cost, 30,341,484 shares and 29,809,881 shares, respectively	(6,297.9)	(6,100.3)
Total CBI stockholders’ equity	10,251.8	9,743.1
Noncontrolling interests	320.1	321.5
Total stockholders’ equity	10,571.9	10,064.6
Total liabilities and stockholders’ equity	$26,060.1	$25,691.7

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Three Months Ended May 31,
	2024	2023
Sales	$2,860.7	$2,699.5
Excise taxes	(198.9)	(184.6)
Net sales	2,661.8	2,514.9
Cost of product sold	(1,258.0)	(1,257.1)
Gross profit	1,403.8	1,257.8
Selling, general, and administrative expenses	(462.2)	(493.1)
Operating income (loss)	941.6	764.7
Income (loss) from unconsolidated investments	82.0	(415.4)
Interest expense, net	(102.8)	(118.9)
Income (loss) before income taxes	920.8	230.4
(Provision for) benefit from income taxes	(28.0)	(91.2)
Net income (loss)	892.8	139.2
Net (income) loss attributable to noncontrolling interests	(15.8)	(3.3)
Net income (loss) attributable to CBI	$877.0	$135.9

Comprehensive income (loss)	$884.1	$364.5
Comprehensive (income) loss attributable to noncontrolling interests	(16.1)	(14.2)
Comprehensive income (loss) attributable to CBI	$868.0	$350.3

Class A Stock:
Net income (loss) per common share attributable to CBI – basic	$4.80	$0.74
Net income (loss) per common share attributable to CBI – diluted	$4.78	$0.74

Weighted average common shares outstanding – basic	182.766	183.270
Weighted average common shares outstanding – diluted	183.461	183.863

Cash dividends declared per common share	$1.01	$0.89

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 29, 2024	$2.1	$2,047.3	$13,417.2	$376.8	$(6,100.3)	$321.5	$10,064.6
Comprehensive income (loss):
Net income (loss)	—	—	877.0	—	—	15.8	892.8
Other comprehensive income (loss), net of income tax effect	—	—	—	(9.0)	—	0.3	(8.7)
Comprehensive income (loss)							884.1
Repurchase of shares	—	—	—	—	(200.0)	—	(200.0)
Dividends declared	—	—	(184.7)	—	—	—	(184.7)
Non-controlling interest distributions	—	—	—	—	—	(17.5)	(17.5)
Shares issued under equity compensation plans	—	5.7	—	—	2.4	—	8.1
Stock-based compensation	—	17.3	—	—	—	—	17.3
Balance at May 31, 2024	$2.1	$2,070.3	$14,109.5	$367.8	$(6,297.9)	$320.1	$10,571.9

Balance at February 28, 2023	$2.1	$1,903.0	$12,343.9	$28.5	$(5,863.9)	$320.3	$8,733.9
Comprehensive income (loss):
Net income (loss)	—	—	135.9	—	—	3.3	139.2
Other comprehensive income (loss), net of income tax effect	—	—	—	214.4	—	10.9	225.3
Comprehensive income (loss)							364.5
Repurchase of shares	—	—	—	—	(35.0)	—	(35.0)
Dividends declared	—	—	(163.1)	—	—	—	(163.1)
Noncontrolling interest distributions	—	—	—	—	—	(11.3)	(11.3)
Shares issued under equity compensation plans	—	0.6	—	—	4.1	—	4.7
Stock-based compensation	—	14.5	—	—	—	—	14.5
Balance at May 31, 2023	$2.1	$1,918.1	$12,316.7	$242.9	$(5,894.8)	$323.2	$8,908.2

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$892.8	$139.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net (gain) loss on securities measured at fair value	—	71.8
Deferred tax provision (benefit)	25.0	(0.3)
Depreciation	111.6	105.3
Stock-based compensation	17.3	14.5
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	1.3	220.6
Noncash lease expense	29.1	22.0
Impairment of equity method investments	—	123.5
Net gain on conversion and exchange to Exchangeable Shares	(83.3)	—
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(63.4)	(31.5)
Inventories	(47.3)	(57.6)
Prepaid expenses and other current assets	(61.4)	(17.9)
Accounts payable	62.7	34.2
Deferred revenue	15.6	24.3
Other accrued expenses and liabilities	(97.7)	(73.2)
Other	(111.8)	90.5
Total adjustments	(202.3)	526.2
Net cash provided by (used in) operating activities	690.5	665.4

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(375.3)	(277.0)
Investments in equity method investees and securities	(13.0)	(21.6)
Proceeds from sale of assets	12.9	—
Proceeds from sale of business	—	6.7
Other investing activities	(2.0)	—
Net cash provided by (used in) investing activities	(377.4)	(291.9)

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	744.8
Principal payments of long-term debt	(552.2)	(502.5)
Net proceeds from (repayments of) short-term borrowings	551.8	(346.3)
Dividends paid	(185.3)	(164.1)
Purchases of treasury stock	(200.0)	(35.0)
Proceeds from shares issued under equity compensation plans	24.7	15.9
Payments of minimum tax withholdings on stock-based payment awards	(13.8)	(11.2)
Payments of debt issuance, debt extinguishment, and other financing costs	—	(5.0)
Distributions to noncontrolling interests	(17.5)	(11.3)
Payment of contingent consideration	(0.7)	—
Net cash provided by (used in) financing activities	(393.0)	(314.7)

Effect of exchange rate changes on cash and cash equivalents	1.3	0.2

Net increase (decrease) in cash and cash equivalents	(78.6)	59.0
Cash and cash equivalents, beginning of period	152.4	133.5
Cash and cash equivalents, end of period	$73.8	$192.5

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$195.2	$142.2

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
MAY 31, 2024
(unaudited)

1.    BASIS OF PRESENTATION

We have prepared the Financial Statements, without audit, pursuant to the rules and regulations of the SEC applicable to quarterly reporting on Form 10-Q and reflect, in our opinion, all adjustments necessary to present fairly our financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2024 Annual Report. Results of operations for interim periods are not necessarily indicative of annual results.

Reclassification
We reclassified equity method investments to other assets on our consolidated balance sheet as of February 29, 2024, to conform with current year presentation.

2.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	May 31, 2024	February 29, 2024
(in millions)
Raw materials and supplies	$244.1	$254.1
In-process inventories	1,109.5	1,096.0
Finished case goods	773.4	728.2
	$2,127.0	$2,078.3

3.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2024 Annual Report and have not changed significantly for the three months ended May 31, 2024.

The aggregate notional value of outstanding derivative instruments is as follows:

	May 31, 2024	February 29, 2024
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$2,083.1	$2,045.6

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$829.5	$735.9
Commodity derivative contracts	$351.5	$397.5

Credit risk
We are exposed to credit-related losses if the counterparties to our derivative contracts default. This credit risk is limited to the fair value of the derivative contracts. To manage this risk, we contract only with major

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2024, the estimated fair value of derivative instruments in a net liability position due to counterparties was $2.2 million. If we were required to settle the net liability position under these derivative instruments on May 31, 2024, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	May 31, 2024	February 29, 2024		May 31, 2024	February 29, 2024
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$148.0	$154.1	Other accrued expenses and liabilities	$2.5	$3.5
Other assets	$141.0	$153.5	Deferred income taxes and other liabilities	$0.5	$0.2

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.7	$3.6	Other accrued expenses and liabilities	$3.8	$1.7
Commodity derivative contracts:
Prepaid expenses and other	$11.2	$4.8	Other accrued expenses and liabilities	$19.1	$27.9
Other assets	$5.7	$1.4	Deferred income taxes and other liabilities	$4.5	$8.1

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Three Months Ended May 31, 2024
Foreign currency contracts	$26.1	Sales	$0.1
		Cost of product sold	39.1
	$26.1		$39.2

For the Three Months Ended May 31, 2023
Foreign currency contracts	$79.3	Sales	$—
		Cost of product sold	26.4
Pre-issuance hedge contracts	0.6	Interest expense, net	(0.2)
	$79.9		$26.2

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
We expect $128.3 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Three Months Ended May 31, 2024
Commodity derivative contracts	Cost of product sold	$14.6
Foreign currency contracts	Selling, general, and administrative expenses	4.0
		$18.6

For the Three Months Ended May 31, 2023
Commodity derivative contracts	Cost of product sold	$(34.7)
Foreign currency contracts	Selling, general, and administrative expenses	12.7
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

Long-term debt
The fair value of our fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement). As of May 31, 2024, the carrying amount of long-term debt, including the current portion, was $11,089.1 million, compared with an estimated fair value of $10,176.1 million. As of February 29, 2024, the carrying amount of long-

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
term debt, including the current portion, was $11,637.9 million, compared with an estimated fair value of $10,775.8 million.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of May 31, 2024, and February 29, 2024, due to the relatively short maturity of these instruments.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2024
Assets:
Foreign currency contracts	$—	$291.7	$—	$291.7
Commodity derivative contracts	$—	$16.9	$—	$16.9
Liabilities:
Foreign currency contracts	$—	$6.8	$—	$6.8
Commodity derivative contracts	$—	$23.6	$—	$23.6

February 29, 2024
Assets:
Foreign currency contracts	$—	$311.2	$—	$311.2
Commodity derivative contracts	$—	$6.2	$—	$6.2
Liabilities:
Foreign currency contracts	$—	$5.4	$—	$5.4
Commodity derivative contracts	$—	$36.0	$—	$36.0

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

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Canadian cannabis operations and resources in response to continued unfavorable market trends, (iii) the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, and (iv) Canopy’s identification of material misstatements in certain of its previously reported financial results related to sales in its BioSteel Sports Nutrition Inc. reporting unit that were accounted for incorrectly, including the recording of a goodwill impairment during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a carrying value of $266.2 million was written down to its estimated fair value of $142.7 million, resulting in an impairment of $123.5 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the three months ended May 31, 2023. The estimated fair value was determined based on the closing price of the underlying equity security as of May 31, 2023. We no longer apply the equity method to our investment in Canopy following the April 2024 conversion of our Canopy common shares to Exchangeable Shares. See Note 7 for further discussion.

5.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2023	$5,188.9	$2,736.5	$7,925.4
Purchase accounting allocations (1)	—	6.5	6.5
Foreign currency translation adjustments	49.3	(0.9)	48.4
Balance, February 29, 2024	5,238.2	2,742.1	7,980.3
Foreign currency translation adjustments	4.4	0.7	5.1
Balance, May 31, 2024	$5,242.6	$2,742.8	$7,985.4
(1)Purchase accounting allocations associated with the June 2023 acquisition of the Domaine Curry wine business.

If broader industry and market conditions decline and/or our expectations of future performance as reflected in our current strategic operating plans are not fully realized, a future impairment of Wine and Spirits goodwill is reasonably possible.

Subsequent event
Sea Smoke acquisition
In June 2024, we acquired the Sea Smoke business, including a California-based luxury wine brand, vineyards, and a production facility for $170.0 million, subject to adjustments. This transaction also included the acquisition of a trademark, inventory, and goodwill. The results of operations of Sea Smoke will be reported in the Wine and Spirits segment and will be included in our consolidated results of operations from the date of acquisition.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
6.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	May 31, 2024		February 29, 2024
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.4	$15.8	$85.3	$16.2
Other	20.8	0.3	20.8	0.3
Total	$106.2	16.1	$106.1	16.5

Nonamortizable intangible assets
Trademarks		2,715.4		2,715.2
Total intangible assets		$2,731.5		$2,731.7

We did not incur costs to renew or extend the term of acquired intangible assets for the three months ended May 31, 2024, and May 31, 2023. Net carrying amount represents the gross carrying value net of accumulated amortization.

7.    OTHER ASSETS

The major components of other assets are as follows:

	May 31, 2024	February 29, 2024
(in millions)
Operating lease right-of-use asset	$606.2	$615.3
Derivative assets	146.7	154.9
Equity method investments	126.9	170.6
Exchangeable Shares	97.3	—
Other investments in debt and equity securities	86.0	73.0
Assets held for sale	26.1	25.7
Other	107.3	100.5
	$1,196.5	$1,140.0

Equity method investments
The carrying value of our equity method investments are as follows:

	May 31, 2024	February 29, 2024
(in millions)
Canopy Equity Method Investment (1)	$—	$42.5
Other equity method investments	126.9	128.1
	$126.9	$170.6
(1)Following the April 2024 conversion to Exchangeable Shares we no longer apply the equity method.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Exchangeable Shares
In April 2024, we elected to convert our 17.1 million Canopy common shares into Exchangeable Shares on a one-for-one basis. Additionally, in April 2024, we exchanged C$81.2 million of the principal amount of the C$100.0 million 4.25% promissory note issued to us by Canopy for 9.1 million Exchangeable Shares and forgave all accrued but unpaid interest together with the remaining principal amount of the note. As a result of these transactions, we (i) have 26.3 million Exchangeable Shares and (ii) recognized an $83.3 million net gain in income (loss) from unconsolidated investments within our consolidated results of operations for the three months ended May 31, 2024. The fair value of Exchangeable Shares on the date of the conversion and exchange was estimated using a valuation model based primarily on the following inputs: (i) Canopy’s common share price, (ii) the expected volatility of Canopy’s common shares, and (iii) the probability and timing of U.S. federal legalization of recreational cannabis. As the Exchangeable Shares are an equity security without a readily determinable fair value, we elected to account for the Exchangeable Shares under the measurement alternative method. Future impairments, if any, will also be reported in income (loss) from unconsolidated investments within our consolidated results.

Other investments in debt and equity securities
We have multiple investments through our corporate venture capital function in debt and equity securities.

Subsequent event
Mexicali Brewery
In July 2024, we closed on the sale of the remaining assets classified as held for sale at the canceled Mexicali Brewery. These net assets had met held for sale criteria as of May 31, 2024, and February 29, 2024.

8.    BORROWINGS

Borrowings consist of the following:

	May 31, 2024			February 29, 2024
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$793.2			$241.4
	$793.2			$241.4

Long-term debt
Senior notes	$399.7	$10,673.7	$11,073.4	$11,620.1
Other	6.5	9.2	15.7	17.8
	$406.2	$10,682.9	$11,089.1	$11,637.9

Bank facilities
The Company, CB International, the Administrative Agent, and certain other lenders are parties to the 2022 Credit Agreement. The October 2022 Credit Agreement Amendment revised certain defined terms and covenants in the 2022 Credit Agreement and became effective in April 2024 following (i) the amendment by Canopy of its Articles of Incorporation, (ii) the conversion of our Canopy common shares into Exchangeable Shares, and (iii) the resignation of our nominees from the board of directors of Canopy.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Information with respect to borrowings under the 2022 Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
May 31, 2024
Revolving credit facility (2) (3)	$—	—%	—%	$11.4	$1,443.1

February 29, 2024
Revolving credit facility (2) (3)	$—	—%	—%	$11.5	$1,997.0
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2022 Credit Agreement and outstanding borrowings under our commercial paper program of $795.5 million and $241.5 million (excluding unamortized discount) as of May 31, 2024 and February 29, 2024, respectively (see “Commercial paper program” below).
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

	May 31, 2024	February 29, 2024
(in millions)
Outstanding borrowings (1)	$793.2	$241.4
Weighted average annual interest rate	5.7%	5.7%
Weighted average remaining term	20 days	4 days
(1)Outstanding commercial paper borrowings are net of unamortized discount.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Debt payments
As of May 31, 2024, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $53.8 million and $22.8 million, respectively) for the remaining nine months of Fiscal 2025 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2025	$405.3
Fiscal 2026	1,404.9
Fiscal 2027	603.8
Fiscal 2028	1,801.5
Fiscal 2029	900.1
Fiscal 2030	800.0
Thereafter	5,250.1
$11,165.7

9.    INCOME TAXES

Our effective tax rate for the three months ended May 31, 2024, and May 31, 2023, was 3.0% and 39.6%, respectively.

For the three months ended May 31, 2024, our effective tax rate was lower than the federal statutory rate of 21% primarily due to (i) a net income tax benefit recognized as a result of the resolution of various tax examinations and assessments related to prior periods, (ii) the benefit of lower effective tax rates applicable to our foreign businesses, and (iii) a decrease in the valuation allowance related to our investment in Canopy.

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

The Organization for Economic Cooperation and Development introduced a framework under Pillar Two which includes a global minimum tax rate of 15%. Many jurisdictions in which we do business have started to enact laws implementing Pillar Two. We are monitoring these developments and currently do not believe these rules will have a material impact on our financial condition and/or consolidated results.

10.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Class A Stock	Class 1 Stock	Class A Stock in Treasury
Balance at February 29, 2024	212,698,298	23,661	29,809,881
Share repurchases	—	—	775,334
Exercise of stock options	—	1,880	(149,324)
Vesting of restricted stock units (1)	—	—	(85,650)
Vesting of performance share units (1)	—	—	(8,757)
Balance at May 31, 2024	212,698,298	25,541	30,341,484

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Class A Stock	Class 1 Stock	Class A Stock in Treasury
Balance at February 28, 2023	212,697,428	22,705	29,498,426
Share repurchases	—	—	153,937
Conversion of shares	80	(80)	—
Exercise of stock options	—	800	(129,595)
Vesting of restricted stock units (1)	—	—	(71,189)
Vesting of performance share units (1)	—	—	(13,113)
Balance at May 31, 2023	212,697,508	23,425	29,438,466
(1)Net of the following shares withheld to satisfy tax withholding requirements:

For the Three Months Ended May 31,
2024
Restricted Stock Units	48,501
Performance Share Units	5,728

2023
Restricted Stock Units	39,839
Performance Share Units	8,735

Stock repurchases
In each of January 2021 and November 2023, our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock. The Board of Directors did not specify a date upon which these authorizations would expire. Shares repurchased under these authorizations become treasury shares.

For the three months ended May 31, 2024, we repurchased 775,334 shares of Class A Stock pursuant to the 2021 Authorization through open market transactions at an aggregate cost of $200.0 million. Beginning May 31, 2024, we repurchased 187,843 shares of Class A Stock pursuant to the 2021 Authorization at an aggregate cost of $47.0 million through open market transactions made pursuant to a Rule 10b5-1 trading plan.

As of July 3, 2024, total shares repurchased under our board authorizations are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization (1)	$2,000.0	$1,633.3	6,838,453
2023 Authorization (1)	$2,000.0	$—	—
(1)As of July 3, 2024, $2,366.7 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

11.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

For the three months ended May 31, 2024, and May 31, 2023, net income (loss) per common share – basic for Class A Stock has been computed based on the weighted average shares of common stock outstanding during the period. Net income (loss) per common share – diluted for Class A Stock reflects the weighted average shares of common stock plus the effect of dilutive securities outstanding during the period using the treasury stock method.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The effect of dilutive securities includes the impact of outstanding stock-based awards. The dilutive computation does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on the net income (loss) per common share attributable to CBI. The computation of basic and diluted net income (loss) per common share for Class A Stock are as follows:

	For the Three Months Ended May 31,
	2024	2023
(in millions, except per share data)
Net income (loss) attributable to CBI	$877.0	$135.9

Weighted average common shares outstanding – basic	182.766	183.270
Stock-based awards, primarily stock options	0.695	0.593
Weighted average common shares outstanding – diluted	183.461	183.863

Net income (loss) per common share attributable to CBI – basic	$4.80	$0.74
Net income (loss) per common share attributable to CBI – diluted	$4.78	$0.74

12.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized net gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2024
Net income (loss) attributable to CBI			$877.0
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$13.5	$—	13.5
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	13.5	—	13.5
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	28.2	(3.3)	24.9
Amounts reclassified	(42.1)	5.0	(37.1)
Net gain (loss) recognized in other comprehensive income (loss)	(13.9)	1.7	(12.2)
Share of OCI of equity method investments
Net gain (loss)	—	—	—
Amounts reclassified	(10.3)	—	(10.3)
Net gain (loss) recognized in other comprehensive income (loss)	(10.3)	—	(10.3)
Other comprehensive income (loss) attributable to CBI	$(10.7)	$1.7	(9.0)
Comprehensive income (loss) attributable to CBI			$868.0

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2023
Net income (loss) attributable to CBI			$135.9
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$163.4	$—	163.4
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	163.4	—	163.4
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	86.4	(10.4)	76.0
Amounts reclassified	(27.8)	3.2	(24.6)
Net gain (loss) recognized in other comprehensive income (loss)	58.6	(7.2)	51.4
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.3)	0.1	(0.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.3)	0.1	(0.2)
Share of OCI of equity method investments
Net gain (loss)	(0.3)	0.1	(0.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.3)	0.1	(0.2)
Other comprehensive income (loss) attributable to CBI	$221.4	$(7.0)	214.4
Comprehensive income (loss) attributable to CBI			$350.3

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 29, 2024	$102.9	$266.2	$(2.6)	$10.3	$376.8
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	13.5	24.9	—	—	38.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(37.1)	—	(10.3)	(47.4)
Other comprehensive income (loss)	13.5	(12.2)	—	(10.3)	(9.0)
Balance, May 31, 2024	$116.4	$254.0	$(2.6)	$—	$367.8

13.    BUSINESS SEGMENT INFORMATION

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

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Three Months Ended May 31,
	2024	2023
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$14.6	$(34.7)
Settlements of undesignated commodity derivative contracts	8.5	0.6
Flow through of inventory step-up	(1.1)	(0.7)
Comparable Adjustments, Cost of product sold	22.0	(34.8)

Selling, general, and administrative expenses
Transition services agreements activity	(2.8)	(5.7)
Restructuring and other strategic business development costs	(1.8)	(14.9)
Transaction, integration, and other acquisition-related costs	(0.2)	(0.3)
Other gains (losses) (1)	0.4	(6.8)
Comparable Adjustments, Selling, general, and administrative expenses	(4.4)	(27.7)
Comparable Adjustments, Operating income (loss)	$17.6	$(62.5)

(1)	Primarily includes the following:
		For the Three Months Ended May 31,
		2024	2023
	(in millions)
	Gain (loss) on sale of business	$—	$(7.0)

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2024 Annual Report. Segment information is as follows:

	For the Three Months Ended May 31,
	2024	2023
(in millions)
Beer
Net sales	$2,272.8	$2,098.6
Segment operating income (loss)	$923.0	$797.8
Capital expenditures	$314.4	$205.6
Depreciation and amortization	$86.4	$78.8

Wine and Spirits
Net sales:
Wine	$329.3	$361.0
Spirits	59.7	55.3
Net sales	$389.0	$416.3
Segment operating income (loss)	$59.7	$79.3
Income (loss) from unconsolidated investments	$0.4	$2.3
Equity method investments	$101.2	$96.8
Capital expenditures	$49.6	$38.6
Depreciation and amortization	$21.3	$22.5

Corporate Operations and Other
Segment operating income (loss)	$(58.7)	$(49.9)
Income (loss) from unconsolidated investments	$(1.7)	$(33.3)
Equity method investments	$25.7	$194.5
Capital expenditures	$11.3	$32.8
Depreciation and amortization	$4.2	$4.4

Comparable Adjustments
Operating income (loss)	$17.6	$(62.5)
Income (loss) from unconsolidated investments	$83.3	$(384.4)

Consolidated
Net sales	$2,661.8	$2,514.9
Operating income (loss)	$941.6	$764.7
Income (loss) from unconsolidated investments (1)	$82.0	$(415.4)
Equity method investments	$126.9	$291.3
Capital expenditures	$375.3	$277.0
Depreciation and amortization	$111.9	$105.7

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(1)	Income (loss) from unconsolidated investments consists of:
		For the Three Months Ended May 31,
		2024	2023
	(in millions)
	Net gain on conversion and exchange to Exchangeable Shares (i)	$83.3	$—
	Equity in earnings (losses) from other equity method investees and related activities	(1.3)	(0.3)
	Equity in earnings (losses) from Canopy and related activities	—	(219.8)
	Impairment of equity method investments	—	(123.5)
	Unrealized net gain (loss) on securities measured at fair value (i)	—	(71.8)
		$82.0	$(415.4)
(i)Effective as of May 31, 2023, we determined that the 2023 Canopy Promissory Note did not have future economic value given the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, prior to the maturity of the note. Accordingly, the fair value of the remaining balance for this instrument was determined to be zero. In April 2024, we exchanged the 2023 Canopy Promissory Note for Exchangeable Shares.

14.    ACCOUNTING GUIDANCE NOT YET ADOPTED

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

Income taxes
In December 2023, the FASB issued a standard aimed at improving tax disclosure requirements, primarily through enhanced disclosures related to the income tax rate reconciliation and income taxes paid. We are required to adopt these disclosures for our annual period ending February 28, 2026, with early adoption permitted and this standard may be applied retrospectively. We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition.

Climate
In March 2024, the SEC adopted final rules to require disclosures about certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. The rules will require disclosure of, among other things, material climate-related risks, how the board of directors and management oversee and manage such risks, and the actual and potential material impacts of such risks on us. The rules also require disclosure about material climate-related targets and goals, Scope 1 and Scope 2 GHG emissions, and the financial impacts of severe weather events and other natural conditions. The SEC has indicated that it will publish a new effective date for the rules, if ultimately implemented, at the conclusion of the stay. These rules will be applied prospectively. We are currently assessing the impact of these rules on our SEC filings.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 20

MD&A	Table of Contents
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows, and results of operations. It should be read in conjunction with our Financial Statements and with our consolidated financial statements and notes included in our 2024 Annual Report. This MD&A is organized as follows:

Overview.    This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

Strategy.    This section provides a description of our strategy and a discussion of recent developments and significant divestitures and investments.

Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended May 31, 2024, and May 31, 2023. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

Liquidity and capital resources.    This section provides an analysis of our cash flows, outstanding debt, and liquidity position. Included in the analysis of outstanding debt is a discussion of the financial capacity available to fund our on-going operations and future commitments, as well as a discussion of other financing arrangements.

Overview

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Corona Extra, Modelo Especial, Robert Mondavi Winery, Kim Crawford, Meiomi, The Prisoner Wine Company, High West, Casa Noble, and Mi CAMPO. In the U.S., we are one of the top growth contributors at retail among beverage alcohol suppliers. We are the second-largest beer company in the U.S. and continue to strengthen our leadership position as the #1 share gainer in the high-end beer segment and the overall U.S. beer market. In Fiscal 2024, Modelo Especial became the #1 beer brand in the U.S. beer market in dollar sales and continues to hold that position. Within wine and spirits, we have reshaped our brand portfolio to a higher-end focused business and continue to expand our supply channels through DTC and international markets. The strength of our brands makes us a supplier of choice to many of our consumers and our customers, which include wholesale distributors, retailers, and on-premise locations. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Our internal management financial reporting consists of two business divisions: (i) Beer and (ii) Wine and Spirits and we report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 21

MD&A	Table of Contents
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

We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a diverse talent pipeline with best-in-class people development; investing in infrastructure that supports and enables our business, including data systems and architecture; and exemplifying intentional and proactive fiscal management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with consumer-led premiumization, product, and purchasing trends, which we believe will continue to drive faster growth rates across beer, wine, and spirits. To continue capitalizing on consumer-led premiumization trends, become more competitive, and grow our business, we have employed a strategy dedicated to organic growth and supplemented by targeted investments and acquisitions. We also believe a key component to driving faster growth rates is to invest and strengthen our position within the DTC and 3-tier eCommerce channels. We believe our multi-year Digital Business Acceleration initiative will enable us to drive results by enhancing our technology capabilities in key areas. In Fiscal 2025, we continue to focus on end-to-end digital supply chain planning, logistics, and procurement, as well as introducing a new focus area, revenue growth management. Additionally, we believe our continued focus on maintaining a strong balance sheet provides a solid financial foundation to support our broader strategic initiatives.

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

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 22

MD&A	Table of Contents
Our business strategy for the Wine and Spirits segment continues to focus on higher-end brands, improving margins, and creating operating efficiencies. We have reshaped our portfolio primarily through an enhanced focus on higher-margin, higher-growth wine and spirits brands. Our business is now organized into three distinct category-based teams focused on (i) U.S. wine, (ii) international wine, and (iii) spirits. While each team has its own distinct brand execution strategy, all three remain aligned to the goal of accelerating performance by growing organic net sales and expanding margins. In addition, we are advancing our aim to become a global, omni-channel competitor in line with consumer preferences. Our business continues to progressively expand into DTC channels (including hospitality), 3-tier eCommerce, and international markets, while remaining a major supplier in U.S. 3-tier brick-and-mortar distribution. In markets where it is feasible, we entered into a contractual arrangement with Southern Glazer’s Wine and Spirits to consolidate our U.S. distribution in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth.

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

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to achieve earnings per share growth as well as our target net leverage ratio and dividend payout ratio; investing to support the growth of our business; and delivering additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been affected by inflation, changing prices, reductions in discretionary income of consumers available to purchase our products, and shifting consumer behaviors, as well as other unfavorable global and regional economic conditions, global supply chain disruptions and constraints, and geopolitical events. We expect some or all of these impacts to continue in Fiscal 2025 which could have a material impact on our results of operations. We intend to continue to monitor the inflationary environment and the impact on the consumer when we consider passing along rising costs through further selling price increases, subject to normal competitive conditions. In addition, we are continuing our commodity and foreign exchange hedging programs while also seeking to identify additional cost savings initiatives. However, there can be no assurance that we will be able to fully mitigate rising costs through increased selling prices and/or cost savings initiatives. Furthermore, to the extent climate-related severe weather events, such as droughts, floods, wildfires, extreme heat, and/or late frosts, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

ESG strategy
During the course of our history, we have been committed to safeguarding our environment, making a positive difference in our communities, and advocating for responsible consumption of beverage alcohol products. We believe our ESG strategy enables us to better meet stakeholder expectations and create and protect value for our business, reflects our Company values, and directly address pressing environmental and societal needs that are important to our stockholders, communities, consumers, and employees.

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

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 23

MD&A	Table of Contents
Promoting responsible beverage alcohol consumption
Ensuring the responsible promotion and marketing of our products; and empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies

We developed targets in connection with our strategy to serve as good stewards of our environment and natural resources. During First Quarter 2025, our current breweries in Mexico obtained TRUE Certification for Zero Waste to Landfill, marking a significant milestone in meeting our waste reduction targets.

Recent Developments

Mexicali Brewery
In July 2024, we closed on the sale of the remaining assets classified as held for sale at the canceled Mexicali Brewery.

Sea Smoke acquisition
In June 2024, we acquired the Sea Smoke business, including a California-based luxury wine brand, vineyards, and a production facility. This transaction also included the acquisition of a trademark, inventory, and goodwill. The results of operations of Sea Smoke will be reported in the Wine and Spirits segment and will be included in our consolidated results of operations from the date of acquisition. This acquisition supports our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

Divestitures and Investments

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

Corporate Operations and Other segment
Canopy investment
We have an investment in Canopy, a North American cannabis and CPG company providing medical and adult-use cannabis products, which expands our portfolio into adjacent categories.

Exchangeable Shares —
In April 2024, we elected to convert our 17.1 million Canopy common shares into Exchangeable Shares on a one-for-one basis. Additionally, in April 2024, we exchanged C$81.2 million of the principal amount of our 2023 Canopy Promissory Note for 9.1 million Exchangeable Shares and forgave all accrued but unpaid interest together with the remaining principal amount of the note. As a result of these transactions, we (i) have 26.3 million Exchangeable Shares and (ii) recognized an $83.3 million net gain based on the fair value of Exchangeable Shares on the date of the conversion and exchange. This net gain is included in income (loss) from unconsolidated investments within our consolidated results of operations for First Quarter 2025. For additional information, refer to Note 7.

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

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 24

MD&A	Table of Contents
Canadian cannabis operations and resources in response to continued unfavorable market trends, (iii) the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, and (iv) Canopy’s identification of material misstatements in certain of its previously reported financial results related to sales in its BioSteel Sports Nutrition Inc. reporting unit that were accounted for incorrectly, including the recording of a goodwill impairment during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a carrying value of $266.2 million was written down to its estimated fair value of $142.7 million, resulting in an impairment of $123.5 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for First Quarter 2024. We no longer apply the equity method to our investment in Canopy following the April 2024 conversion of our Canopy common shares to Exchangeable Shares.

Other Canopy investments —
In April 2023, we extended the maturity of the remaining C$100.0 million principal amount of our then-existing Canopy Debt Securities by exchanging them for the 2023 Canopy Promissory Note. The fair value of the Canopy Debt Securities was $69.6 million as of February 28, 2023. As of May 31, 2023, we determined that the 2023 Canopy Promissory Note did not have future economic value and, accordingly, the fair value was reduced to zero.

For additional information on these divestitures and investments refer to Notes 4, 5, and 7.

Results of Operations

Financial Highlights

First Quarter 2025 compared with First Quarter 2024

•Our results of operations were positively impacted by Canopy-related activities, including (i) no longer recognizing equity losses from Canopy’s results following the conversion of our Canopy common shares to Exchangeable Shares, (ii) an impairment of our then-existing Canopy Equity Method Investment recognized in First Quarter 2024, (iii) a decrease in unrealized net losses from the changes in fair value of our investment in Canopy, and (iv) a net gain on the common shares conversion and 2023 Canopy Promissory Note exchange to Exchangeable Shares in First Quarter 2025, and improvements within the Beer segment driven by 7.6% shipment volume growth and a successful execution of cost savings initiatives.

•Net sales increased 6% largely due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing, partially offset by a decline in Wine and Spirits net sales driven primarily by a decrease in branded shipment volume.

•Operating income increased 23% largely due to the improvements within the Beer segment resulting from First Quarter 2025 shipment volume growth, favorable pricing, and lower cost of product sold, driven by the successful execution of cost savings initiatives. The operating income growth from the Beer segment was partially offset by declines in (i) the Wine and Spirits segment driven by higher cost of product sold and the decrease in branded shipment volume and (ii) the Corporate Operations and Other segment from higher compensation and benefits as compared to First Quarter 2024.

•Net income attributable to CBI and diluted net income per common share attributable to CBI increased largely due to the items discussed above and lower provision for income taxes.

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

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 25

MD&A	Table of Contents

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	First Quarter 2025	First Quarter 2024
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$14.6	$(34.7)
Settlements of undesignated commodity derivative contracts	8.5	0.6
Flow through of inventory step-up	(1.1)	(0.7)
Comparable Adjustments, Cost of product sold	22.0	(34.8)

Selling, general, and administrative expenses
Transition services agreements activity	(2.8)	(5.7)
Restructuring and other strategic business development costs	(1.8)	(14.9)
Transaction, integration, and other acquisition-related costs	(0.2)	(0.3)
Other gains (losses)	0.4	(6.8)
Comparable Adjustments, Selling, general, and administrative expenses	(4.4)	(27.7)
Comparable Adjustments, Operating income (loss)	$17.6	$(62.5)

Comparable Adjustments, Income (loss) from unconsolidated investments	$83.3	$(384.4)

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

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 26

MD&A	Table of Contents
Other gains (losses)
We recognized other gains (losses) primarily from the sale of the Daleville Facility (First Quarter 2024).

Income (loss) from unconsolidated investments
We recognized income (loss) primarily from (i) a net gain on conversion and exchange to Exchangeable Shares (First Quarter 2025), (ii) comparable adjustments to equity in losses from Canopy’s results (First Quarter 2024), (iii) an impairment of our Canopy Equity Method Investment (First Quarter 2024), and (iv) unrealized net losses from the changes in fair value of our securities measured at fair value (First Quarter 2024). For additional information, refer to Notes 4 and 7.

Business Segments
First Quarter 2025 compared to First Quarter 2024

Net sales

	First Quarter 2025	First Quarter 2024	Dollar Change	Percent Change
(in millions)
Beer	$2,272.8	$2,098.6	$174.2	8%
Wine and Spirits:
Wine	329.3	361.0	(31.7)	(9%)
Spirits	59.7	55.3	4.4	8%
Total Wine and Spirits	389.0	416.3	(27.3)	(7%)
Consolidated net sales	$2,661.8	$2,514.9	$146.9	6%

Beer segment	First Quarter 2025	First Quarter 2024	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,272.8	$2,098.6	$174.2	8%

Shipments	115.1	107.0		7.6%

Depletions (1)				6.4%
(1)Includes an adjustment to remove volumes associated with the Craft Beer Divestitures for the period March 1, 2023, through May 31, 2023.
The increase in Beer net sales is largely due to (i) $157.4 million of shipment volume growth, which benefited from continued consumer demand, and (ii) $33.4 million of favorable impact from pricing in select markets, partially offset by $16.6 million of unfavorable product mix primarily from a shift in package types.

Wine and Spirits segment	First Quarter 2025	First Quarter 2024	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$389.0	$416.3	$(27.3)	(7%)

Shipments	5.6	5.9		(5.1%)
U.S. Wholesale shipments	4.9	5.2		(5.8%)

Depletions				(12.7%)

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 27

MD&A	Table of Contents
The decrease in Wine and Spirits net sales is driven by (i) a $23.6 million decrease in branded wine and spirits shipment volume and (ii) $8.1 million of unfavorable product mix, primarily driven by a decline in demand for certain of our mainstream and premium brands and an increase in lower-margin spirits brands, partially offset by $4.3 million from higher contractual distributor payments as compared to First Quarter 2024. The decrease in branded wine and spirits shipment volume is primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our mainstream and premium wine brands. For First Quarter 2025, the depletions decline outpaced the U.S. Wholesale shipments decline largely driven by challenging U.S. market conditions. We expect U.S. Wholesale shipment volume to align with depletion volume for Fiscal 2025.

Gross profit

	First Quarter 2025	First Quarter 2024	Dollar Change	Percent Change
(in millions)
Beer	$1,213.1	$1,098.7	$114.4	10%
Wine and Spirits	168.7	193.9	(25.2)	(13%)
Comparable Adjustments	22.0	(34.8)	56.8	NM
Consolidated gross profit	$1,403.8	$1,257.8	$146.0	12%

The increase in Beer gross profit is due to (i) $86.1 million of shipment volume growth, (ii) the $33.4 million favorable impact from pricing, and (iii) $8.9 million of reduced cost of product sold, partially offset by $14.0 million of unfavorable product mix. The reduced cost of product sold is primarily due to (i) $12.5 million of favorable fixed cost absorption related to increased production levels as compared to First Quarter 2024 and (ii) $10.8 million of decreased transportation costs and $9.5 million of lower material costs, including aluminum, glass, and lumber, each driven by efficiency initiatives, partially offset by (i) $7.5 million of foreign currency transactional losses, (ii) a $6.8 million increase in brewery costs, including compensation and benefits and IT expenses, and (iii) $5.0 million of higher depreciation resulting from the Mexico Beer Projects. To partially offset the expected increases in cost of product sold we are executing efficiency initiatives focused largely on logistics and procurement that resulted in nearly $50 million of cost savings for First Quarter 2025.

The decrease in Wine and Spirits gross profit is attributable to (i) $12.9 million of higher cost of product sold, (ii) a $12.1 million decrease in branded wine and spirits shipment volume, and (iii) $5.7 million of unfavorable product mix from lower-margin net sales, partially offset by the $4.3 million favorable impact from higher contractual distributor payments. The increase in cost of product sold was largely attributable to increased raw materials, including grapes, partially offset by decreased transportation and warehousing costs.

Gross profit as a percent of net sales increased to 52.7% for First Quarter 2025 compared with 50.0% for First Quarter 2024. This increase was largely due to (i) a favorable change of 215 basis points in Comparable Adjustments, (ii) approximately 60 basis points of favorable impact from Beer pricing in select markets, and (iii) approximately 35 basis points of rate growth from lower cost of product sold within the Beer segment, partially offset by approximately 50 basis points of rate decline resulting from higher cost of product sold within the Wine and Spirits segment.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 28

MD&A	Table of Contents
Selling, general, and administrative expenses

	First Quarter 2025	First Quarter 2024	Dollar Change	Percent Change
(in millions)
Beer	$290.1	$300.9	$(10.8)	(4%)
Wine and Spirits	109.0	114.6	(5.6)	(5%)
Corporate Operations and Other	58.7	49.9	8.8	18%
Comparable Adjustments	4.4	27.7	(23.3)	NM
Consolidated selling, general, and administrative expenses	$462.2	$493.1	$(30.9)	(6%)

The decrease in Beer selling, general, and administrative expenses is largely driven by $8.5 million of decreased marketing spend primarily driven by a planned timing shift of media investments to build awareness of our high-end imported beer brands as compared to First Quarter 2024.

The decrease in Wine and Spirits selling, general, and administrative expenses is largely due to $5.5 million of decreased general and administrative expenses primarily due to lower (i) legal expenses and (ii) compensation and benefits, primarily due to reduced headcount and stock-based compensation expense as compared to First Quarter 2024.

The increase in Corporate Operations and Other selling, general, and administrative expenses is largely due to an increase in compensation and benefits, driven by higher stock-based compensation expense as compared to First Quarter 2024 and increased legal and third-party expenses.

Selling, general, and administrative expenses as a percent of net sales decreased to 17.4% for First Quarter 2025 as compared to 19.6% for First Quarter 2024. The decrease is largely driven by (i) approximately 165 basis points of rate decline from Beer as the increase in Beer net sales significantly outpaced the decrease in selling, general, and administrative expenses and (ii) a favorable change in Comparable Adjustments, contributing approximately 90 basis points of rate decline, partially offset by approximately 35 basis points of rate growth from the increase in Corporate Operations and Other selling, general, and administrative expenses.

Operating income (loss)

	First Quarter 2025	First Quarter 2024	Dollar Change	Percent Change
(in millions)
Beer	$923.0	$797.8	$125.2	16%
Wine and Spirits	59.7	79.3	(19.6)	(25%)
Corporate Operations and Other	(58.7)	(49.9)	(8.8)	(18%)
Comparable Adjustments	17.6	(62.5)	80.1	NM
Consolidated operating income (loss)	$941.6	$764.7	$176.9	23%

The increase in Beer operating income is largely attributable to the shipment volume growth, cost savings initiatives, favorable pricing impact, and lower material costs, partially offset by the unfavorable product mix.

The decrease in Wine and Spirits operating income is largely attributable to the higher cost of product sold, decline in branded wine and spirits shipment volume, and unfavorable product mix, partially offset by the higher contractual distributor payments and decreased selling, general, and administrative expenses, as described above.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents

As previously discussed, the increase in Corporate Operations and Other operating loss is largely due to the higher compensation and benefits expense as compared to First Quarter 2024.

Income (loss) from unconsolidated investments

	First Quarter 2025	First Quarter 2024	Dollar Change	Percent Change
(in millions)
Net gain on conversion and exchange to Exchangeable Shares	$83.3	$—	$83.3	NM
Equity in earnings (losses) from other equity method investees and related activities	(1.3)	(0.3)	(1.0)	NM
Equity in earnings (losses) from Canopy and related activities	—	(219.8)	219.8	NM
Impairment of equity method investments	—	(123.5)	123.5	NM
Unrealized net gain (loss) on securities measured at fair value	—	(71.8)	71.8	NM
	$82.0	$(415.4)	$497.4	NM

Interest expense, net
Interest expense, net decreased to $102.8 million for First Quarter 2025 as compared to $118.9 million for First Quarter 2024. This decrease of $16.1 million, or 14%, is due to (i) approximately $565 million of lower average borrowings driven by reduced commercial paper outstanding, (ii) approximately 10 basis points of lower weighted average interest rates, and (iii) an increase in capitalized interest in connection with the Mexico Beer Projects as compared to the First Quarter 2024. For additional information, refer to Note 8.

(Provision for) benefit from income taxes
The provision for income taxes decreased to $28.0 million for First Quarter 2025 from $91.2 million for First Quarter 2024. Our effective tax rate for First Quarter 2025 was 3.0% as compared with 39.6% for First Quarter 2024. In comparison to prior year, our income taxes were impacted primarily by:
• a decrease in the valuation allowance related to our investment in Canopy; and
•a First Quarter 2025 net income tax benefit recognized as a result of the resolution of various tax examinations and assessments related to prior periods; partially offset by
•a First Quarter 2024 net income tax benefit recognized as a result of a change in tax entity classification.

For additional information, refer to Note 9.

We expect our reported effective tax rate for Fiscal 2025 to be in the range of 11% to 13%. This range includes an expected net income tax benefit following the July 2024 closing on the sale of the remaining assets at the canceled Mexicali Brewery.

Net income (loss) attributable to CBI
Net income attributable to CBI increased to $877.0 million for First Quarter 2025 from $135.9 million for First Quarter 2024. This increase of $741.1 million is largely attributable to the (i) favorable impact from Canopy-related activities, (ii) the First Quarter 2025 improvements within the Beer segment driven by shipment volume growth and the successful execution of cost savings initiatives, and (iii) the lower provision from income taxes, partially offset by the decline in performance within the Wine and Spirits segment.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents
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

We have an agreement with a financial institution for payment services and to facilitate a voluntary supply chain finance program through this participating financial institution. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of May 31, 2024 and February 29, 2024, the amount payable to this participating financial institution for suppliers who voluntarily participate in the supply chain finance program was $5.3 million and $7.3 million, respectively, and was included in accounts payable within our consolidated balance sheets. We account for payments made under the supply chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

Cash Flows

	First Quarter 2025	First Quarter 2024	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$690.5	$665.4	$25.1
Investing activities	(377.4)	(291.9)	(85.5)
Financing activities	(393.0)	(314.7)	(78.3)
Effect of exchange rate changes on cash and cash equivalents	1.3	0.2	1.1
Net increase (decrease) in cash and cash equivalents	$(78.6)	$59.0	$(137.6)

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents
Operating activities
The increase in net cash provided by (used in) operating activities consists of:

	First Quarter 2025	First Quarter 2024	Dollar Change
(in millions)
Net income (loss)	$892.8	$139.2	$753.6
Unrealized net (gain) loss on securities measured at fair value	—	71.8	(71.8)
Deferred tax provision (benefit)	25.0	(0.3)	25.3
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	1.3	220.6	(219.3)
Impairment of equity method investments	—	123.5	(123.5)
Net gain on conversion and exchange to Exchangeable Shares	(83.3)	—	(83.3)
Other non-cash adjustments	46.2	232.3	(186.1)
Change in operating assets and liabilities, net of effects from purchase and sale of business	(191.5)	(121.7)	(69.8)
Net cash provided by (used in) operating activities	$690.5	$665.4	$25.1

The $69.8 million net change in operating assets and liabilities was largely driven by higher (i) inventory levels for the Wine and Spirits segment and (ii) accounts receivable for the Beer segment resulting from net sales growth. These changes were offset by (i) a decrease in accounts receivable for the Wine and Spirits segment resulting from reduced net sales and (ii) changes in prepaid expenses and other current assets for the Beer segment driven by the timing of collections for recoverable value-added taxes. Additionally, net cash provided by operating activities was negatively impacted by higher First Quarter 2025 income tax payments following the resolution of various tax examinations and assessments as compared to First Quarter 2024.

Investing activities
Net cash used in investing activities increased to $377.4 million for First Quarter 2025 from $291.9 million for First Quarter 2024. This increase of $85.5 million, or 29%, was primarily due to $98.3 million of additional capital expenditures for First Quarter 2025 largely related to the Mexico Beer Projects, partially offset by $12.9 million in proceeds from the sale of assets for First Quarter 2025.

Financing activities
The increase in net cash provided by (used in) financing activities consists of:

	First Quarter 2025	First Quarter 2024	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(0.4)	$(109.0)	$108.6
Dividends paid	(185.3)	(164.1)	(21.2)
Purchases of treasury stock	(200.0)	(35.0)	(165.0)
Net cash provided by stock-based compensation activities	10.9	4.7	6.2
Distributions to noncontrolling interests	(17.5)	(11.3)	(6.2)
Payment of contingent consideration	(0.7)	—	(0.7)
Net cash provided by (used in) financing activities	$(393.0)	$(314.7)	$(78.3)

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents
Debt

Total debt outstanding as of May 31, 2024, remained flat as compared to February 29, 2024. The issuances and repayments of debt for First Quarter 2025 were as follows:

Debt repayment	Debt issuance

Bank facilities
The Company, CB International, the Administrative Agent, and certain other lenders are parties to the 2022 Credit Agreement. The October 2022 Credit Agreement Amendment revised certain defined terms and covenants in the 2022 Credit Agreement and became effective in April 2024 following (i) the amendment by Canopy of its Articles of Incorporation, (ii) the conversion of our Canopy common shares into Exchangeable Shares, and (iii) the resignation of our nominees from the board of directors of Canopy.

General
The majority of our outstanding borrowings as of May 31, 2024, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2024 to calendar 2050.

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

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
We had the following remaining borrowing capacity available under our 2022 Credit Agreement:

	May 31, 2024	June 28, 2024
(in millions)
Revolving credit facility (1)	$1,443.1	$1,492.2
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2022 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $795.5 million and $746.5 million as of May 31, 2024, and June 28, 2024, respectively.

The financial institutions participating in our 2022 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of May 31, 2024, we and our subsidiaries were subject to covenants that are contained in our 2022 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2022 Credit Agreement. As of May 31, 2024, under our 2022 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of May 31, 2024, we were in compliance with our covenants under our 2022 Credit Agreement and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2024 Annual Report and Note 8.

Common Stock Dividends

On July 2, 2024, our Board of Directors declared a quarterly cash dividend of $1.01 per share of Class A Stock and $0.91 per share of Class 1 Stock payable on August 23, 2024, to stockholders of record of each class as of the close of business on August 14, 2024.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of our 2024 Annual Report.

Share Repurchase Program

Our Board of Directors authorized the repurchase of our publicly traded common stock of up to $2.0 billion under the 2021 Authorization and an additional repurchase of up to $2.0 billion under the 2023 Authorization.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
As of July 3, 2024, total shares repurchased under the 2021 Authorization and the 2023 Authorization are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization	$2,000.0	$1,633.3	6,838,453
2023 Authorization	$2,000.0	$—	—

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

We currently expect to continue to repurchase shares in the future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of our 2024 Annual Report.

For additional information, refer to Note 17 of our consolidated financial statements included in our 2024 Annual Report and Note 10.

Accounting Guidance

Accounting guidance adopted for First Quarter 2025 did not have a material impact on our Financial Statements.

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation:

•The statements under MD&A regarding:
◦our business strategy, strategic vision, growth plans, innovation and Digital Business Acceleration initiatives, new products, future operations, financial position, net sales, expenses, hedging programs, cost savings initiatives, capital expenditures, effective tax rates and anticipated tax liabilities, expected volume, inventory, supply, and demand levels, balance, and trends, long-term financial model, access to capital markets, liquidity and capital resources, and prospects, plans, and objectives of management;
◦our beer expansion, optimization, and/or construction activities, including anticipated scope, capacity, costs, capital expenditures, and timeframes for completion;
◦the expected tax benefits resulting from the closing on the sale of the remaining assets classified as held for sale at the Mexicali Brewery;
◦our ESG strategy, sustainability initiatives, and environmental stewardship targets;
◦anticipated inflationary pressures, changing prices, and reductions in consumer discretionary income as well as other unfavorable global and regional economic conditions, and geopolitical events, and our responses thereto;

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents
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
◦the amount and timing of future dividends and our target dividend payout ratio; and
◦our target net leverage ratio.
•The statements regarding the future reclassification of net gains from AOCI.
•The statements regarding potential future impairments of our Wine and Spirits goodwill or Canopy investment.

When used in this Form 10-Q, the words “anticipate,” “expect,” “intend,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Form 10-Q are also subject to the risk, uncertainty, and possible variance from our current expectations regarding:

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
•reliance on complex information systems and third‐party global networks as well as risks associated with cybersecurity and artificial intelligence;
•economic and other uncertainties associated with our international operations;
•dependence on limited facilities for production of our Mexican beer brands, including beer operations expansion, optimization, and/or construction activities, scope, capacity, supply, costs (including impairments), capital expenditures, and timing;
•results of the closing on the sale of the remaining assets classified as held for sale at the Mexicali Brewery inclusive of the expected tax benefits;
•operational disruptions or catastrophic loss to our breweries, wineries, other production facilities, or distribution systems;
•the impact of military conflicts, geopolitical tensions, and responses, including on inflation, supply chains, commodities, energy, and cybersecurity;
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
•effects of employee labor activities that could increase our costs;
•a potential decline in the consumption of products we sell and our dependence on sales of our Mexican beer brands;
•impacts of our acquisition, divestiture, investment, and new product innovation strategies and activities, including the Sea Smoke acquisition;

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
•the success of operational and commercial execution initiatives for our wine and spirits business;
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

For additional information about risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements, please refer to Item 1A. “Risk Factors” of our 2024 Annual Report.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 37

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of May 31, 2024, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, New Zealand dollar, and euro. Approximately 100% of our balance sheet exposures and 83% of our forecasted transactional exposures for the remaining nine months of Fiscal 2025 were hedged as of May 31, 2024.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of May 31, 2024, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 80% of our forecasted transactional exposures for the remaining nine months of Fiscal 2025 were hedged as of May 31, 2024.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
(in millions)
Foreign currency contracts	$2,912.6	$2,550.2	$284.9	$287.0	$(181.6)	$(172.9)
Commodity derivative contracts	$351.5	$392.1	$(6.7)	$(35.3)	$29.3	$30.0

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

There were no cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of May 31, 2024, or May 31, 2023.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 38

OTHER KEY INFORMATION	Table of Contents
The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
(in millions)
Fixed interest rate debt	$11,165.7	$11,324.5	$(10,176.1)	$(10,435.9)	$(577.7)	$(642.5)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $0.9 million and $4.2 million for the three months ended May 31, 2024, and May 31, 2023, respectively.

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

Internal control over financial reporting
In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 39

OTHER KEY INFORMATION	Table of Contents
PART II – OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)(3)
(in millions, except share and per share data)
March 1 – 31, 2024	—	$—	—	$2,613.7
April 1 – 30, 2024	509,183	$259.21	509,183	$2,481.7
May 1 – 31, 2024	266,151	$255.42	266,151	$2,413.7
Total	775,334	$257.91	775,334
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
(3)Beginning May 31, 2024, we repurchased 187,843 shares of Class A Stock pursuant to the 2021 Authorization at an average cost of $250.51 per share through open market transactions made pursuant to a Rule 10b5-1 trading plan.

Item 5.    Other Information.

During the three months ended May 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	November 10, 2022

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.1.1	Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	November 7, 2014

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 40

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.1.2	Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated as of December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 8, 2015

4.1.3	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.1.4	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.1.5	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.1.6	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.1.7	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.1.8	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.1.9	Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	October 29, 2018

4.1.10	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.1.11	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.1.12	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.1.13	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.1.14	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.1.15	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.1.16	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 41

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.1.17	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

4.1.18	Supplemental Indenture No. 32 with respect to 5.000% Senior Notes due 2026, dated as of February 2, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	February 2, 2023

4.1.19	Supplemental Indenture No. 33 with respect to 4.900% Senior Notes due 2033, dated as of May 1, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2023

4.1.20	Supplemental Indenture No. 34 with respect to 4.800% Senior Notes due 2029, dated as of January 11, 2024, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	January 11, 2024

4.2	Restatement Agreement, dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Tenth Amended and Restated Credit Agreement dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 15, 2022

4.2.1	Amendment No. 1, dated as of October 18, 2022, to Tenth Amended and Restated Credit Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.2	October 26, 2022

10.1	Executive Employment Agreement made as of March 11, 2024, between the Company and Samuel J. Glaetzer. *	10-K	10.10	April 23, 2024

10.2	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2024) (filed herewith). *†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 42

OTHER KEY INFORMATION	Table of Contents

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Designates management contract or compensatory plan or arrangement.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.

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

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	July 3, 2024	By:	/s/ Darrell Hearne
Darrell Hearne, Senior Vice President and Controller

Date:	July 3, 2024	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q1 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 44