Form 10-Q
period 2024-08-31
CONSTELLATION BRANDS, INC.
filed 2024-10-03
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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
Yes  ☐  No  ☒
There were 181,536,392 shares of Class A Common Stock and 25,541 shares of Class 1 Common Stock outstanding as of September 30, 2024.

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

Term	Meaning

$	U.S. dollars
2021 Authorization	authorization to repurchase up to $2.0 billion of our publicly traded common stock, approved by our Board of Directors in January 2021
2022 Credit Agreement	tenth amended and restated credit agreement, dated as of April 14, 2022, that provides for an aggregate revolving credit facility of $2.25 billion, inclusive of October 2022 Credit Agreement Amendment
2023 Authorization	authorization to repurchase up to $2.0 billion of our publicly traded common stock, approved by our Board of Directors in November 2023
2023 Canopy Promissory Note	C$100.0 million principal amount of 4.25% promissory note issued to us by Canopy in April 2023, exchanged, in part, for Exchangeable Shares in April 2024
2024 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 29, 2024
3.60% May 2022 Senior Notes	$550.0 million principal amount of 3.60% senior notes issued in May 2022, now repaid in full
3-tier	distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer
3-tier eCommerce	digital commerce experience for consumers to purchase beverage alcohol from retailers
ABA	alternative beverage alcohol
Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility
AOCI	accumulated other comprehensive income (loss)
C$	Canadian dollars
Canopy	Canopy Growth Corporation, an Ontario, Canada-based public company in which we have an investment
Canopy Debt Securities	debt securities issued by Canopy in June 2018, no longer outstanding
Canopy Equity Method Investment	an investment in Canopy common shares, no longer applicable following conversion of Canopy common shares into Exchangeable Shares in April 2024
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share
Class A Stock	our Class A Common Stock, par value $0.01 per share
CODM	chief operating decision maker, our President and Chief Executive Officer
Comparable Adjustments	certain items affecting comparability that have been excluded by management
CPG	consumer packaged goods
Craft Beer Divestitures	the Four Corners Divestiture and the Funky Buddha Divestiture, collectively
Daleville Facility	production facility located in Roanoke, Virginia, sold in May 2023
Depletions	represent U.S. distributor shipments of our respective branded products to retail customers, based on third-party data
Digital Business Acceleration	a multi-year initiative by the Company to create a cohesive digital strategy and build an advanced digital business
DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier
ESG	environmental, social, and governance

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I i

Term	Meaning

Exchangeable Shares	class of non-voting and non-participating exchangeable shares in Canopy which are convertible into common shares of Canopy on a one-for-one basis
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	our consolidated financial statements and notes thereto included herein
Fiscal 2024	the Company’s fiscal year ended February 29, 2024
Fiscal 2025	the Company’s fiscal year ending February 28, 2025
Fiscal 2026	the Company’s fiscal year ending February 28, 2026
Fiscal 2027	the Company’s fiscal year ending February 28, 2027
Fiscal 2028	the Company’s fiscal year ending February 29, 2028
Fiscal 2029	the Company’s fiscal year ending February 28, 2029
Fiscal 2030	the Company’s fiscal year ending February 28, 2030
Form 10-Q	this Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2024, unless otherwise specified
Four Corners Divestiture	sale of the Four Corners craft beer business
Funky Buddha Divestiture	sale of the Funky Buddha craft beer business
GHG	greenhouse gas
IRA	Inflation Reduction Act of 2022
IT	information technology
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I – Item 2. of this Form 10-Q
Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico, sold the remaining assets classified as held for sale in July 2024
Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregón Brewery, Nava Brewery, and Veracruz Brewery
M&T	Manufacturers and Traders Trust Company
NA	not applicable
Nava	Nava, Coahuila, Mexico
Nava Brewery	brewery located in Nava
Net sales	gross sales less promotions, returns and allowances, and excise taxes
NM	not meaningful
Note(s)	notes to the consolidated financial statements
Obregón	Obregón, Sonora, Mexico
Obregón Brewery	brewery located in Obregón
OCI	other comprehensive income (loss)
October 2022 Credit Agreement Amendment	amendment dated as of October 18, 2022, to the 2022 Credit Agreement, effective in April 2024
Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances
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

Sea Smoke	Sea Smoke wine business, acquired by us

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I ii

Term	Meaning

SEC	Securities and Exchange Commission
Second Quarter 2024	the Company’s three months ended August 31, 2023
Second Quarter 2025	the Company’s three months ended August 31, 2024
Securities Act	Securities Act of 1933, as amended
Six Months 2024	the Company’s six months ended August 31, 2023
Six Months 2025	the Company’s six months ended August 31, 2024
SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York
U.S.	United States of America
Veracruz	Heroica Veracruz, Veracruz, Mexico
Veracruz Brewery	a new brewery being constructed in Veracruz

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I iii

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	August 31, 2024	February 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$64.6	$152.4
Accounts receivable	871.3	832.8
Inventories	2,098.6	2,078.3
Prepaid expenses and other	612.3	666.0
Total current assets	3,646.8	3,729.5
Property, plant, and equipment	7,898.8	8,055.2
Goodwill	5,715.4	7,980.3
Intangible assets	2,763.0	2,731.7
Deferred income taxes	1,963.9	2,055.0
Other assets	1,091.2	1,140.0
Total assets	$23,079.1	$25,691.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$508.1	$241.4
Current maturities of long-term debt	404.7	956.8
Accounts payable	1,099.4	1,107.1
Other accrued expenses and liabilities	901.6	836.4
Total current liabilities	2,913.8	3,141.7
Long-term debt, less current maturities	10,683.6	10,681.1
Deferred income taxes and other liabilities	1,325.8	1,804.3
Total liabilities	14,923.2	15,627.1
Commitments and contingencies
CBI stockholders’ equity:
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,698,298 shares and 212,698,298 shares, respectively	2.1	2.1
Additional paid-in capital	2,115.2	2,047.3
Retained earnings	12,727.2	13,417.2
Accumulated other comprehensive income (loss)	(427.0)	376.8
Class A Stock in treasury, at cost, 31,207,194 shares and 29,809,881 shares, respectively	(6,546.7)	(6,100.3)
Total CBI stockholders’ equity	7,870.8	9,743.1
Noncontrolling interests	285.1	321.5
Total stockholders’ equity	8,155.9	10,064.6
Total liabilities and stockholders’ equity	$23,079.1	$25,691.7

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2024	2023	2024	2023
Sales	$5,999.8	$5,752.5	$3,139.1	$3,053.0
Excise taxes	(419.1)	(400.8)	(220.2)	(216.2)
Net sales	5,580.7	5,351.7	2,918.9	2,836.8
Cost of product sold	(2,665.1)	(2,644.0)	(1,407.1)	(1,386.9)
Gross profit	2,915.6	2,707.7	1,511.8	1,449.9
Selling, general, and administrative expenses	(953.4)	(964.3)	(491.2)	(471.2)
Goodwill impairment	(2,250.0)	—	(2,250.0)	—
Operating income (loss)	(287.8)	1,743.4	(1,229.4)	978.7
Income (loss) from unconsolidated investments	80.8	(435.6)	(1.2)	(20.2)
Interest expense, net	(206.8)	(229.5)	(104.0)	(110.6)
Income (loss) before income taxes	(413.8)	1,078.3	(1,334.6)	847.9
(Provision for) benefit from income taxes	124.2	(238.4)	152.2	(147.2)
Net income (loss)	(289.6)	839.9	(1,182.4)	700.7
Net (income) loss attributable to noncontrolling interests	(32.4)	(14.0)	(16.6)	(10.7)
Net income (loss) attributable to CBI	$(322.0)	$825.9	$(1,199.0)	$690.0

Comprehensive income (loss)	$(1,129.7)	$1,266.0	$(2,013.8)	$901.5
Comprehensive (income) loss attributable to noncontrolling interests	3.9	(34.2)	20.0	(20.0)
Comprehensive income (loss) attributable to CBI	$(1,125.8)	$1,231.8	$(1,993.8)	$881.5

Class A Stock:
Net income (loss) per common share attributable to CBI – basic	$(1.77)	$4.50	$(6.59)	$3.76
Net income (loss) per common share attributable to CBI – diluted	$(1.77)	$4.49	$(6.59)	$3.74

Weighted average common shares outstanding – basic	182.356	183.384	181.947	183.498
Weighted average common shares outstanding – diluted	182.356	184.074	181.947	184.277

Cash dividends declared per common share	$2.02	$1.78	$1.01	$0.89

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 29, 2024	$2.1	$2,047.3	$13,417.2	$376.8	$(6,100.3)	$321.5	$10,064.6
Comprehensive income (loss):
Net income (loss)	—	—	877.0	—	—	15.8	892.8
Other comprehensive income (loss), net of income tax effect	—	—	—	(9.0)	—	0.3	(8.7)
Comprehensive income (loss)							884.1
Repurchase of shares	—	—	—	—	(200.0)	—	(200.0)
Dividends declared	—	—	(184.7)	—	—	—	(184.7)
Noncontrolling interest distributions	—	—	—	—	—	(17.5)	(17.5)
Shares issued under equity compensation plans	—	5.7	—	—	2.4	—	8.1
Stock-based compensation	—	17.3	—	—	—	—	17.3
Balance at May 31, 2024	2.1	2,070.3	14,109.5	367.8	(6,297.9)	320.1	10,571.9
Comprehensive income (loss):
Net income (loss)	—	—	(1,199.0)	—	—	16.6	(1,182.4)
Other comprehensive income (loss), net of income tax effect	—	—	—	(794.8)	—	(36.6)	(831.4)
Comprehensive income (loss)							(2,013.8)
Repurchase of shares	—	—	—	—	(249.2)	—	(249.2)
Dividends declared	—	—	(183.3)	—	—	—	(183.3)
Noncontrolling interest distributions	—	—	—	—	—	(15.0)	(15.0)
Shares issued under equity compensation plans	—	21.2	—	—	0.4	—	21.6
Stock-based compensation	—	23.7	—	—	—	—	23.7
Balance at August 31, 2024	$2.1	$2,115.2	$12,727.2	$(427.0)	$(6,546.7)	$285.1	$8,155.9

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 28, 2023	$2.1	$1,903.0	$12,343.9	$28.5	$(5,863.9)	$320.3	$8,733.9
Comprehensive income (loss):
Net income (loss)	—	—	135.9	—	—	3.3	139.2
Other comprehensive income (loss), net of income tax effect	—	—	—	214.4	—	10.9	225.3
Comprehensive income (loss)							364.5
Repurchase of shares	—	—	—	—	(35.0)	—	(35.0)
Dividends declared	—	—	(163.1)	—	—	—	(163.1)
Noncontrolling interest distributions	—	—	—	—	—	(11.3)	(11.3)
Shares issued under equity compensation plans	—	0.6	—	—	4.1	—	4.7
Stock-based compensation	—	14.5	—	—	—	—	14.5
Balance at May 31, 2023	2.1	1,918.1	12,316.7	242.9	(5,894.8)	323.2	8,908.2
Comprehensive income (loss):
Net income (loss)	—	—	690.0	—	—	10.7	700.7
Other comprehensive income (loss), net of income tax effect	—	—	—	191.5	—	9.3	200.8
Comprehensive income (loss)							901.5
Dividends declared	—	—	(164.0)	—	—	—	(164.0)
Noncontrolling interest distributions	—	—	—	—	—	(10.0)	(10.0)
Shares issued under equity compensation plans	—	62.6	—	—	7.6	—	70.2
Stock-based compensation	—	18.1	—	—	—	—	18.1
Balance at August 31, 2023	$2.1	$1,998.8	$12,842.7	$434.4	$(5,887.2)	$333.2	$9,724.0

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(289.6)	$839.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net (gain) loss on securities measured at fair value	2.5	74.4
Deferred tax provision (benefit)	(178.5)	26.3
Depreciation	220.8	213.7
Stock-based compensation	41.0	32.5
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	(1.9)	226.5
Noncash lease expense	57.7	43.3
Impairment of equity method investments	2.1	135.8
Net gain on conversion and exchange to Exchangeable Shares	(83.3)	—
Goodwill impairment	2,250.0	—
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(40.6)	(30.0)
Inventories	14.7	81.3
Prepaid expenses and other current assets	(77.7)	(47.9)
Accounts payable	134.5	(56.4)
Deferred revenue	9.7	17.6
Other accrued expenses and liabilities	(55.4)	(33.9)
Other	(133.7)	98.9
Total adjustments	2,161.9	782.1
Net cash provided by (used in) operating activities	1,872.3	1,622.0

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(703.1)	(582.0)
Purchase of business, net of cash acquired	(158.3)	(7.5)
Investments in equity method investees and securities	(19.0)	(27.6)
Proceeds from sale of assets	32.8	14.8
Proceeds from sale of business	—	5.4
Other investing activities	(10.0)	(4.0)
Net cash provided by (used in) investing activities	(857.6)	(600.9)

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	744.8
Principal payments of long-term debt	(554.3)	(805.1)
Net proceeds from (repayments of) short-term borrowings	266.7	(697.9)
Dividends paid	(368.6)	(327.6)
Purchases of treasury stock	(449.2)	(35.0)
Proceeds from shares issued under equity compensation plans	48.4	86.2
Payments of minimum tax withholdings on stock-based payment awards	(13.8)	(11.2)
Payments of debt issuance, debt extinguishment, and other financing costs	—	(5.3)
Distributions to noncontrolling interests	(32.5)	(21.3)
Payment of contingent consideration	(0.7)	—
Net cash provided by (used in) financing activities	(1,104.0)	(1,072.4)

Effect of exchange rate changes on cash and cash equivalents	1.5	1.1

Net increase (decrease) in cash and cash equivalents	(87.8)	(50.2)
Cash and cash equivalents, beginning of period	152.4	133.5
Cash and cash equivalents, end of period	$64.6	$83.3

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$114.7	$206.0

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
AUGUST 31, 2024
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

2.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	August 31, 2024	February 29, 2024
(in millions)
Raw materials and supplies	$238.2	$254.1
In-process inventories	1,121.4	1,096.0
Finished case goods	739.0	728.2
	$2,098.6	$2,078.3

3.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2024 Annual Report and have not changed significantly for the six months and three months ended August 31, 2024.

The aggregate notional value of outstanding derivative instruments is as follows:

	August 31, 2024	February 29, 2024
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$2,659.3	$2,045.6

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$944.7	$735.9
Commodity derivative contracts	$342.8	$397.5

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2024, the estimated fair value of derivative instruments in a net liability position due to counterparties was $21.0 million. If we were required to settle the net liability position under these derivative instruments on August 31, 2024, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	August 31, 2024	February 29, 2024		August 31, 2024	February 29, 2024
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$64.6	$154.1	Other accrued expenses and liabilities	$19.9	$3.5
Other assets	$64.8	$153.5	Deferred income taxes and other liabilities	$47.7	$0.2

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$5.0	$3.6	Other accrued expenses and liabilities	$13.5	$1.7
Commodity derivative contracts:
Prepaid expenses and other	$3.7	$4.8	Other accrued expenses and liabilities	$23.8	$27.9
Other assets	$3.1	$1.4	Deferred income taxes and other liabilities	$6.9	$8.1

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Six Months Ended August 31, 2024
Foreign currency contracts	$(147.2)	Sales	$0.3
		Cost of product sold	70.6
	$(147.2)		$70.9

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Six Months Ended August 31, 2023
Foreign currency contracts	$149.9	Sales	$(0.2)
		Cost of product sold	65.7
Pre-issuance hedge contracts	0.6	Interest expense, net	(0.3)
	$150.5		$65.2

For the Three Months Ended August 31, 2024
Foreign currency contracts	$(173.3)	Sales	$0.2
		Cost of product sold	31.5
	$(173.3)		$31.7

For the Three Months Ended August 31, 2023
Foreign currency contracts	$70.6	Sales	$(0.2)
		Cost of product sold	39.3
Pre-issuance hedge contracts	—	Interest expense, net	(0.1)
	$70.6		$39.0

We expect $39.2 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Six Months Ended August 31, 2024
Commodity derivative contracts	Cost of product sold	$(9.7)
Foreign currency contracts	Selling, general, and administrative expenses	(26.7)
		$(36.4)

For the Six Months Ended August 31, 2023
Commodity derivative contracts	Cost of product sold	$(15.6)
Foreign currency contracts	Selling, general, and administrative expenses	22.5
		$6.9

For the Three Months Ended August 31, 2024
Commodity derivative contracts	Cost of product sold	$(24.3)
Foreign currency contracts	Selling, general, and administrative expenses	(30.7)
		$(55.0)

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Three Months Ended August 31, 2023
Commodity derivative contracts	Cost of product sold	$19.1
Foreign currency contracts	Selling, general, and administrative expenses	9.8
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

Long-term debt
The fair value of our fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement). As of August 31, 2024, the carrying amount of long-term debt, including the current portion, was $11,088.3 million, compared with an estimated fair value of $10,516.2 million. As of February 29, 2024, the carrying amount of long-term debt, including the current portion, was $11,637.9 million, compared with an estimated fair value of $10,775.8 million.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of August 31, 2024, and February 29, 2024, due to the relatively short maturity of these instruments.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2024
Assets:
Foreign currency contracts	$—	$134.4	$—	$134.4
Commodity derivative contracts	$—	$6.8	$—	$6.8
Liabilities:
Foreign currency contracts	$—	$81.1	$—	$81.1
Commodity derivative contracts	$—	$30.7	$—	$30.7

February 29, 2024
Assets:
Foreign currency contracts	$—	$311.2	$—	$311.2
Commodity derivative contracts	$—	$6.2	$—	$6.2
Liabilities:
Foreign currency contracts	$—	$5.4	$—	$5.4
Commodity derivative contracts	$—	$36.0	$—	$36.0

Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Six Months Ended August 31, 2024
Goodwill	$—	$—	$564.8	$2,250.0
Equity method investments	—	—	—	2.1
Total	$—	$—	$564.8	$2,252.1

For the Six Months Ended August 31, 2023
Equity method investments	$97.8	$2.6	$—	$135.8

Goodwill
As of August 31, 2024, in connection with negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our mainstream and premium wine brands, management updated its Fiscal 2025 outlook for this reporting unit. The updated forecast indicated it was more likely than not the fair value of the Wine and Spirits reporting unit might be below its carrying value. Accordingly, we performed an interim quantitative assessment for goodwill

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
impairment. This assessment indicated that the carrying value of the Wine and Spirits reporting unit exceeded its estimated fair value, resulting in a $2,250.0 million goodwill impairment. This loss from impairment was included in goodwill impairment within our consolidated results for the six months and three months ended August 31, 2024. See Notes 5, 6, and 9 for further discussion.

When performing a quantitative assessment for impairment of goodwill, we measure the amount of impairment by calculating the amount by which the carrying value exceeds its estimated fair value. The estimated fair value is determined based on the discounted cash flow calculation. The most significant assumptions used in the discounted cash flow calculation were: (i) a 9% discount rate, (ii) a 1.5% expected long-term growth rate, and (iii) the annual cash flow projections. If there are adverse deviations from our expectations about our Wine and Spirits business or the macroeconomic environment, which could be influenced by a variety of factors including if broader industry and market conditions continue to decline and/or our expectations of future performance as reflected in our current strategic operating plans are not fully realized, a future impairment of the Wine and Spirits goodwill is reasonably possible.

Equity method investments
As of August 31, 2024, we evaluated an equity method investment, made through our corporate venture capital function, and determined there was an other-than-temporary impairment due to business underperformance. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the six months and three months ended August 31, 2024. The estimated fair value was based largely on the cash flows expected to be generated by the investment using unobservable data points.

As of August 31, 2023, we evaluated certain equity method investments, made through our corporate venture capital function, and determined there were other-than-temporary impairments due to business underperformance. Investments with a $14.9 million carrying value were written down to $2.6 million, their estimated fair value, resulting in a $12.3 million impairment. These investments are part of the Corporate Operations and Other segment. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the six months and three months ended August 31, 2023. The estimated fair value was based largely on observable prices for similar assets.

We evaluated the Canopy Equity Method Investment as of May 31, 2023, and determined there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the fair value being less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recorded significant costs in its fourth quarter of fiscal 2023 results designed to align its Canadian cannabis operations and resources in response to continued unfavorable market trends, (iii) the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, and (iv) Canopy’s identification of material misstatements in certain of its previously reported financial results related to sales in its BioSteel Sports Nutrition Inc. reporting unit that were accounted for incorrectly, including the recording of a goodwill impairment during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a $266.2 million carrying value was written down to $142.7 million, its estimated fair value, resulting in a $123.5 million impairment. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the six months ended August 31, 2023. The estimated fair value was determined based on the closing price of the underlying equity security as of May 31, 2023. We no longer apply the equity method to our investment in Canopy following the April 2024 conversion of our Canopy common shares to Exchangeable Shares. See Note 7 for further discussion.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
5.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2023	$5,188.9	$2,736.5	$7,925.4
Purchase accounting allocations (1)	—	6.5	6.5
Foreign currency translation adjustments	49.3	(0.9)	48.4
Balance, February 29, 2024	5,238.2	2,742.1	7,980.3
Purchase accounting allocations (2)	—	70.7	70.7
Foreign currency translation adjustments	(87.6)	2.0	(85.6)
Goodwill impairment	—	(2,250.0)	(2,250.0)
Balance, August 31, 2024	$5,150.6	$564.8	$5,715.4
(1)Purchase accounting allocations associated with the June 2023 acquisition of the Domaine Curry wine business.
(2)Preliminary purchase accounting allocations associated with the Sea Smoke acquisition.

Acquisition
Sea Smoke
In June 2024, we acquired the Sea Smoke business, including a California-based luxury wine brand, vineyards, and a production facility for $170.0 million, subject to adjustments. This transaction also included the acquisition of goodwill, inventory, and a trademark. The results of operations of Sea Smoke are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

Divestiture
Craft Beer Divestitures
In June 2023, we completed the Craft Beer Divestitures. Prior to the Craft Beer Divestitures, we recorded the results of operations of such craft beer brands in the Beer segment.

6.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	August 31, 2024		February 29, 2024
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.4	$15.5	$85.3	$16.2
Other	20.8	0.3	20.8	0.3
Total	$106.2	15.8	$106.1	16.5

Nonamortizable intangible assets
Trademarks		2,747.2		2,715.2
Total intangible assets		$2,763.0		$2,731.7

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
We did not incur costs to renew or extend the term of acquired intangible assets for the six months and three months ended August 31, 2024, and August 31, 2023. Net carrying amount represents the gross carrying value net of accumulated amortization.

Additionally, as of August 31, 2024, in connection with the assessment of the same events and circumstances triggering the interim goodwill impairment test for the Wine and Spirits reporting unit, we completed an interim impairment test of our wine and spirits trademarks. We performed qualitative evaluations considering the results of the most recent fair value measurements as of January 1, 2024, and the likely impact of the negative trends for our Wine and Spirits business on the fair values of the trademarks and concluded it is more likely than not that the fair values of these intangible assets exceeded their carrying amounts.

7.    OTHER ASSETS

The major components of other assets are as follows:

	August 31, 2024	February 29, 2024
(in millions)
Operating lease right-of-use asset	$579.5	$615.3
Equity method investments	128.7	170.6
Exchangeable Shares	97.3	—
Other investments in debt and equity securities	90.5	73.0
Derivative assets	67.9	154.9
Assets held for sale	—	25.7
Other	127.3	100.5
	$1,091.2	$1,140.0

Equity method investments
The carrying value of our equity method investments are as follows:

	August 31, 2024	February 29, 2024
(in millions)
Canopy Equity Method Investment (1)	$—	$42.5
Other equity method investments	128.7	128.1
	$128.7	$170.6
(1)Following the April 2024 conversion to Exchangeable Shares we no longer apply the equity method.

Exchangeable Shares
In April 2024, we elected to convert our 17.1 million Canopy common shares into Exchangeable Shares on a one-for-one basis. Additionally, in April 2024, we exchanged C$81.2 million of the principal amount of the C$100.0 million 4.25% promissory note issued to us by Canopy for 9.1 million Exchangeable Shares and forgave all accrued but unpaid interest together with the remaining principal amount of the note. As a result of these transactions, we (i) have 26.3 million Exchangeable Shares and (ii) recognized an $83.3 million net gain in income (loss) from unconsolidated investments within our consolidated results of operations for the six months ended August 31, 2024. The fair value of Exchangeable Shares on the date of the conversion and exchange was estimated using a valuation model based primarily on the following inputs: (i) Canopy’s common share price, (ii) the expected volatility of Canopy’s common shares, and (iii) the probability and timing of U.S. federal legalization of recreational cannabis. As the Exchangeable Shares are an equity security without a readily determinable fair value, we elected to account for the Exchangeable Shares under the measurement alternative method. Future impairments, if any, will also be reported in income (loss) from unconsolidated investments within our consolidated results.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Other investments in debt and equity securities
We have multiple investments through our corporate venture capital function in debt and equity securities.

Assets held for sale
Mexicali Brewery
In July 2024, we sold the remaining assets classified as held for sale at the canceled Mexicali Brewery. These net assets had met held for sale criteria as of February 29, 2024, and through the date of sale.

8.    BORROWINGS

Borrowings consist of the following:

	August 31, 2024			February 29, 2024
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$508.1			$241.4
	$508.1			$241.4

Long-term debt
Senior notes	$399.9	$10,676.6	$11,076.5	$11,620.1
Other	4.8	7.0	11.8	17.8
	$404.7	$10,683.6	$11,088.3	$11,637.9

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

Information with respect to borrowings under the 2022 Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
August 31, 2024
Revolving credit facility (2) (3)	$—	—%	—%	$11.3	$1,729.7

February 29, 2024
Revolving credit facility (2) (3)	$—	—%	—%	$11.5	$1,997.0
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2022 Credit Agreement and outstanding borrowings under our commercial paper program of $509.0 million and $241.5 million (excluding unamortized discount) as of August 31, 2024 and February 29, 2024, respectively (see “Commercial paper program” below).
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

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

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

	August 31, 2024	February 29, 2024
(in millions)
Outstanding borrowings (1)	$508.1	$241.4
Weighted average annual interest rate	5.7%	5.7%
Weighted average remaining term	12 days	4 days
(1)Outstanding commercial paper borrowings are net of unamortized discount.

Debt payments
As of August 31, 2024, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $51.4 million and $22.1 million, respectively) for the remaining six months of Fiscal 2025 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2025	$402.8
Fiscal 2026	1,404.3
Fiscal 2027	603.3
Fiscal 2028	1,801.3
Fiscal 2029	900.0
Fiscal 2030	800.0
Thereafter	5,250.1
$11,161.8

9.    INCOME TAXES

Our effective tax rate for the six months ended August 31, 2024, was 30.0% of tax benefit compared with 22.1% of tax expense for the six months ended August 31, 2023. Our effective tax rate for the three months ended August 31, 2024, was 11.4% of tax benefit compared with 17.4% of tax expense for the three months ended August 31, 2023.

For the six months ended August 31, 2024, our effective tax rate did not approximate the federal statutory rate of 21% largely due to (i) a net income tax benefit recognized as a result of the resolution of various tax examinations and assessments related to prior periods and (ii) the benefit of lower effective tax rates applicable for foreign businesses, partially offset by a net income tax impact resulting from the non-deductible portion of the Wine and Spirits goodwill impairment.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
For the three months ended August 31, 2024, our effective tax rate did not approximate the federal statutory rate of 21% largely due to a net income tax impact resulting from the non-deductible portion of the Wine and Spirits goodwill impairment.

For the six months ended August 31, 2023, our effective tax rate was higher than the federal statutory rate of 21% primarily due to an increase in the valuation allowance related to our investment in Canopy, partially offset by (i) the benefit of lower effective tax rates applicable to our foreign businesses and (ii) a net income tax benefit recognized as a result of a change in tax entity classification.

For the three months ended August 31, 2023, our effective tax rate was lower than the federal statutory rate of 21% primarily due to the benefit of lower effective tax rates applicable to our foreign businesses.

The Organization for Economic Cooperation and Development introduced a framework under Pillar Two which includes a 15% global minimum tax rate. Many jurisdictions in which we do business have started to enact laws implementing Pillar Two. We are monitoring these developments and currently do not believe these rules will have a material impact on our financial condition and/or consolidated results.

10.    DEFERRED INCOME TAXES AND OTHER LIABILITIES

The major components of deferred income taxes and other liabilities are as follows:

	August 31, 2024	February 29, 2024
(in millions)
Operating lease liability	$568.5	$588.7
Deferred income taxes	290.8	591.5
Unrecognized tax benefit liabilities	244.0	407.9
Deferred revenue	74.3	80.2
Other	148.2	136.0
	$1,325.8	$1,804.3

11.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Class A Stock	Class 1 Stock	Class A Stock in Treasury
Balance at February 29, 2024	212,698,298	23,661	29,809,881
Share repurchases	—	—	775,334
Exercise of stock options	—	1,880	(149,324)
Vesting of restricted stock units (1)	—	—	(85,650)
Vesting of performance share units (1)	—	—	(8,757)
Balance at May 31, 2024	212,698,298	25,541	30,341,484
Share repurchases	—	—	1,002,947
Exercise of stock options	—	—	(103,561)
Employee stock purchases	—	—	(28,472)
Vesting of restricted stock units (1)	—	—	(5,204)
Balance at August 31, 2024	212,698,298	25,541	31,207,194

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Class A Stock	Class 1 Stock	Class A Stock in Treasury
Balance at February 28, 2023	212,697,428	22,705	29,498,426
Share repurchases	—	—	153,937
Conversion of shares	80	(80)	—
Exercise of stock options	—	800	(129,595)
Vesting of restricted stock units (1)	—	—	(71,189)
Vesting of performance share units (1)	—	—	(13,113)
Balance at May 31, 2023	212,697,508	23,425	29,438,466
Conversion of shares	220	(220)	—
Exercise of stock options	—	606	(364,530)
Employee stock purchases	—	—	(30,172)
Vesting of restricted stock units (1)	—	—	(5,172)
Balance at August 31, 2023	212,697,728	23,811	29,038,592
(1)Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Six Months Ended August 31,
2024
Restricted Stock Units	48,501	147	48,648
Performance Share Units	5,728	—	5,728

2023
Restricted Stock Units	39,839	170	40,009
Performance Share Units	8,735	—	8,735

Stock repurchases
In each of January 2021 and November 2023, our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock. The Board of Directors did not specify a date upon which these authorizations would expire. Shares repurchased under these authorizations become treasury shares.

For the six months ended August 31, 2024, we repurchased 1,778,281 shares of Class A Stock pursuant to the 2021 Authorization through open market transactions at an aggregate cost of $449.2 million.

As of August 31, 2024, total shares repurchased under our board authorizations are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization (1)	$2,000.0	$1,835.5	7,653,557
2023 Authorization (1)	$2,000.0	$—	—
(1)As of August 31, 2024, an aggregate of $2,164.5 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2024	2023	2024	2023
(in millions, except per share data)
Net income (loss) attributable to CBI	$(322.0)	$825.9	$(1,199.0)	$690.0

Weighted average common shares outstanding – basic	182.356	183.384	181.947	183.498
Stock-based awards, primarily stock options (1)	—	0.690	—	0.779
Weighted average common shares outstanding – diluted	182.356	184.074	181.947	184.277

Net income (loss) per common share attributable to CBI – basic	$(1.77)	$4.50	$(6.59)	$3.76
Net income (loss) per common share attributable to CBI – diluted	$(1.77)	$4.49	$(6.59)	$3.74

(1)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net loss per common share, as the effect of including these would have been anti-dilutive, in millions:

		For the Six Months Ended August 31, 2024	For the Three Months Ended August 31, 2024
	Stock-based awards, primarily stock options	0.604	0.539

13.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized net gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2024
Net income (loss) attributable to CBI			$(322.0)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(587.0)	$—	(587.0)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(587.0)	—	(587.0)

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(157.5)	18.3	(139.2)
Amounts reclassified	(76.9)	9.1	(67.8)
Net gain (loss) recognized in other comprehensive income (loss)	(234.4)	27.4	(207.0)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.5	(0.2)	0.3
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.5	(0.2)	0.3
Share of OCI of equity method investments
Net gain (loss)	—	—	—
Amounts reclassified	(10.0)	(0.1)	(10.1)
Net gain (loss) recognized in other comprehensive income (loss)	(10.0)	(0.1)	(10.1)
Other comprehensive income (loss) attributable to CBI	$(830.9)	$27.1	(803.8)
Comprehensive income (loss) attributable to CBI			$(1,125.8)

For the Six Months Ended August 31, 2023
Net income (loss) attributable to CBI			$825.9
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$323.6	$—	323.6
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	323.6	—	323.6
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	162.8	(19.5)	143.3
Amounts reclassified	(69.5)	8.0	(61.5)
Net gain (loss) recognized in other comprehensive income (loss)	93.3	(11.5)	81.8
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.5)	0.1	(0.4)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.5)	0.1	(0.4)
Share of OCI of equity method investments
Net gain (loss)	0.8	0.1	0.9
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.8	0.1	0.9
Other comprehensive income (loss) attributable to CBI	$417.2	$(11.3)	405.9
Comprehensive income (loss) attributable to CBI			$1,231.8

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended August 31, 2024
Net income (loss) attributable to CBI			$(1,199.0)
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(600.5)	$—	(600.5)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(600.5)	—	(600.5)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(185.7)	21.6	(164.1)
Amounts reclassified	(34.8)	4.1	(30.7)
Net gain (loss) recognized in other comprehensive income (loss)	(220.5)	25.7	(194.8)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.5	(0.2)	0.3
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.5	(0.2)	0.3
Share of OCI of equity method investments
Net gain (loss)	—	—	—
Amounts reclassified	0.3	(0.1)	0.2
Net gain (loss) recognized in other comprehensive income (loss)	0.3	(0.1)	0.2
Other comprehensive income (loss) attributable to CBI	$(820.2)	$25.4	(794.8)
Comprehensive income (loss) attributable to CBI			$(1,993.8)

For the Three Months Ended August 31, 2023
Net income (loss) attributable to CBI			$690.0
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$160.2	$—	160.2
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	160.2	—	160.2
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	76.4	(9.1)	67.3
Amounts reclassified	(41.7)	4.8	(36.9)
Net gain (loss) recognized in other comprehensive income (loss)	34.7	(4.3)	30.4
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.2)	—	(0.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.2)	—	(0.2)
Share of OCI of equity method investments
Net gain (loss)	1.1	—	1.1
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	1.1	—	1.1
Other comprehensive income (loss) attributable to CBI	$195.8	$(4.3)	191.5
Comprehensive income (loss) attributable to CBI			$881.5

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 29, 2024	$102.9	$266.2	$(2.6)	$10.3	$376.8
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(587.0)	(139.2)	0.3	—	(725.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(67.8)	—	(10.1)	(77.9)
Other comprehensive income (loss)	(587.0)	(207.0)	0.3	(10.1)	(803.8)
Balance, August 31, 2024	$(484.1)	$59.2	$(2.3)	$0.2	$(427.0)

14.    BUSINESS SEGMENT INFORMATION

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

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2024	2023	2024	2023
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$15.5	$6.2	$7.0	$5.6
Net gain (loss) on undesignated commodity derivative contracts	(9.7)	(15.6)	(24.3)	19.1
Flow through of inventory step-up	(2.4)	(1.5)	(1.3)	(0.8)
Comparable Adjustments, Cost of product sold	3.4	(10.9)	(18.6)	23.9

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(26.3)	(18.3)	(24.5)	(3.4)
Transition services agreements activity	(7.6)	(12.7)	(4.8)	(7.0)
Transaction, integration, and other acquisition-related costs	(0.8)	(0.6)	(0.6)	(0.3)
Other gains (losses) (1)	(20.3)	(9.1)	(20.7)	(2.3)
Comparable Adjustments, Selling, general, and administrative expenses	(55.0)	(40.7)	(50.6)	(13.0)

Goodwill impairment	(2,250.0)	—	(2,250.0)	—
Comparable Adjustments, Operating income (loss)	$(2,301.6)	$(51.6)	$(2,319.2)	$10.9

(1)	Primarily includes the following:
		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2024	2023	2024	2023
	(in millions)
	Net loss on foreign currency as a result of the resolution of various tax examinations and assessments	$(20.7)	$—	$(20.7)	$—
	Gain (loss) on sale of business	$—	$(14.9)	$—	$(7.9)
	Recognition of a previously deferred gain upon release of a related indemnity	$—	$5.6	$—	$5.6

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2024 Annual Report. Segment information is as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2024	2023	2024	2023
(in millions)
Beer
Net sales	$4,803.0	$4,491.3	$2,530.2	$2,392.7
Segment operating income (loss)	$2,000.7	$1,751.7	$1,077.7	$953.9
Capital expenditures	$571.6	$440.3	$257.2	$234.7
Depreciation and amortization	$168.9	$160.2	$82.5	$81.4

Wine and Spirits
Net sales:
Wine	$665.5	$744.9	$336.2	$383.9
Spirits	112.2	115.5	52.5	60.2
Net sales	$777.7	$860.4	$388.7	$444.1
Segment operating income (loss)	$130.2	$160.0	$70.5	$80.7
Income (loss) from unconsolidated investments	$5.8	$10.6	$5.4	$8.3
Equity method investments	$106.7	$104.4	$106.7	$104.4
Capital expenditures	$90.6	$77.5	$41.0	$38.9
Depreciation and amortization	$42.8	$45.6	$21.5	$23.1

Corporate Operations and Other
Segment operating income (loss)	$(117.1)	$(116.7)	$(58.4)	$(66.8)
Income (loss) from unconsolidated investments	$(3.8)	$(54.4)	$(2.1)	$(21.1)
Equity method investments	$22.0	$172.7	$22.0	$172.7
Capital expenditures	$40.9	$64.2	$29.6	$31.4
Depreciation and amortization	$9.8	$8.6	$5.6	$4.2

Comparable Adjustments
Operating income (loss)	$(2,301.6)	$(51.6)	$(2,319.2)	$10.9
Income (loss) from unconsolidated investments	$78.8	$(391.8)	$(4.5)	$(7.4)

Consolidated
Net sales	$5,580.7	$5,351.7	$2,918.9	$2,836.8
Operating income (loss)	$(287.8)	$1,743.4	$(1,229.4)	$978.7
Income (loss) from unconsolidated investments (1)	$80.8	$(435.6)	$(1.2)	$(20.2)
Equity method investments	$128.7	$277.1	$128.7	$277.1
Capital expenditures	$703.1	$582.0	$327.8	$305.0
Depreciation and amortization	$221.5	$214.4	$109.6	$108.7

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(1)	Income (loss) from unconsolidated investments consists of:
		For the Six Months Ended August 31,		For the Three Months Ended August 31,
		2024	2023	2024	2023
	(in millions)
	Net gain on conversion and exchange to Exchangeable Shares (i)	$83.3	$—	$—	$—
	Equity in earnings (losses) from other equity method investees and related activities	2.1	6.4	3.4	6.7
	Equity in earnings (losses) from Canopy and related activities	—	(231.8)	—	(12.0)
	Impairment of equity method investments	(2.1)	(135.8)	(2.1)	(12.3)
	Unrealized net gain (loss) on securities measured at fair value (i)	(2.5)	(74.4)	(2.5)	(2.6)
		$80.8	$(435.6)	$(1.2)	$(20.2)
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

15.    ACCOUNTING GUIDANCE NOT YET ADOPTED

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

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 25

MD&A	Table of Contents
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

Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended August 31, 2024, and August 31, 2023, and six months ended August 31, 2024, and August 31, 2023. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

Liquidity and capital resources.    This section provides an analysis of our cash flows, outstanding debt, and liquidity position. Included in the analysis of outstanding debt is a discussion of the financial capacity available to fund our on-going operations and future commitments, as well as a discussion of other financing arrangements.

Overview

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Corona Extra, Modelo Especial, Robert Mondavi Winery, Kim Crawford, Meiomi, The Prisoner Wine Company, High West, Casa Noble, and Mi CAMPO. In the U.S., we are one of the top growth contributors at retail among beverage alcohol suppliers. We are the second-largest beer company in the U.S. and continue to strengthen our leadership position as the #1 share gainer in the high-end beer segment and the overall U.S. beer market. In Fiscal 2024, Modelo Especial became the #1 beer brand in the U.S. beer market in dollar sales and continues to hold that position. Within wine and spirits, we have reshaped our brand portfolio to a higher-end focused business and continue our efforts to expand our supply channels through DTC and international markets. The strength of our brands makes us a supplier of choice to many of our consumers and our customers, which include wholesale distributors, retailers, and on-premise locations. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Our internal management financial reporting consists of two business divisions: (i) Beer and (ii) Wine and Spirits and we report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 26

MD&A	Table of Contents
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

Goodwill impairment
As of August 31, 2024, in connection with negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our mainstream and premium wine brands, management updated its Fiscal 2025 outlook for this reporting unit. Based on the aforementioned factors, we performed an interim quantitative assessment for goodwill impairment which indicated that the carrying value of the Wine and Spirits reporting unit exceeded its estimated fair value, resulting in a $2,250.0 million goodwill impairment. This loss from impairment was included in goodwill impairment within our consolidated results for Second Quarter 2025 and Six Months 2025. See Notes 4, 5, and 9 for further discussion.

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

We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a diverse talent pipeline with best-in-class people development; investing in infrastructure that supports and enables our business, including data systems and architecture; and exemplifying intentional and proactive fiscal management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with consumer-led premiumization, product, and purchasing trends, which we anticipate will continue to drive faster relative growth rates across beer, wine, and spirits. To continue capitalizing on consumer-led premiumization trends, become more competitive, and grow our business, we have employed a strategy dedicated to organic growth and supplemented by targeted investments and acquisitions. We also believe a key component to driving faster relative growth rates is to invest and strengthen our position within the DTC and 3-tier eCommerce channels. We intend for our multi-year Digital Business Acceleration initiative to enable us to drive results by enhancing our technology capabilities in key areas. In Fiscal 2025, we continue to focus on end-to-end digital supply chain planning, logistics, and procurement, as well as introducing a new focus area, revenue growth management. Additionally, we believe our continued focus on maintaining a strong balance sheet provides a solid financial foundation to support our broader strategic initiatives.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 27

MD&A	Table of Contents

Our business strategy for the Beer segment focuses on upholding our leadership position in the U.S. beer market, including the high-end segment, and continuing to grow our high-end imported beer brands through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. This includes continued focus on growing our beer portfolio in the U.S. through expanding distribution for key brands, including within the 3-tier eCommerce channel, as well as investing in the next increment of modular capacity additions required to sustain our momentum. We continue to focus on consumer-led innovation by creating new line extensions behind celebrated, trusted brands and package formats, as well as new to world brands, that are intended to meet emerging needs. Additionally, expansion, optimization, and/or construction activities continue under our Mexico Beer Projects to align with our anticipated future growth expectations.

Our business strategy for the Wine and Spirits segment continues to focus on delivering growth and improving margins by driving our higher-end brands and operating efficiencies, while also seeking to enhance the performance of our mainstream brands. We have reshaped our portfolio primarily through an enhanced focus on higher-margin, higher-growth wine and spirits brands. Our business is organized into three distinct category-based teams focused on (i) U.S. wine, (ii) international wine, and (iii) spirits. While each team has its own distinct brand execution strategy, all three remain aligned to the goal of accelerating performance by growing organic net sales and expanding margins. In addition, we are advancing our aim to become a global, omni-channel competitor in line with consumer preferences. Our business continues its efforts to progressively expand into DTC channels (including hospitality), 3-tier eCommerce, and international markets, while remaining a major supplier in U.S. 3-tier brick-and-mortar distribution. In markets where it is feasible, we entered into a contractual arrangement with Southern Glazer’s Wine and Spirits to consolidate our U.S. distribution in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth.

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

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to continue to achieve comparable earnings per share growth as well as our target net leverage ratio on a comparable basis and dividend payout ratio; investing to support the growth of our business; and delivering additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been affected by macroeconomic headwinds, including rising unemployment, inflation, changing prices, other unfavorable global and regional economic conditions, global supply chain disruptions and constraints, and geopolitical events, as well as reductions in the discretionary income of consumers available to purchase our products and shifting consumer behaviors. Additionally, ongoing macroeconomic headwinds, particularly rising unemployment, have led to a recent deceleration in the rate of growth of consumer demand for our products. We expect some or all of these impacts to continue during the remainder of Fiscal 2025 which could have a material impact on our results of operations. We intend to continue to monitor the economic environment, the shifting behavior of consumers, and their impacts on our business. In addition, we are continuing our commodity and foreign exchange hedging programs while also seeking to identify additional cost savings and efficiency initiatives. However, there can be no assurance that we will be able to fully mitigate rising costs through increased selling prices and/or cost savings and efficiency initiatives. Furthermore, to the extent climate-related severe weather events, such as droughts, floods, wildfires, extreme heat, and/or late frosts, or other weather conditions that constrain consumer purchasing occasions, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

ESG strategy
During the course of our history, we have been committed to safeguarding our environment, making a positive difference in our communities, and advocating for responsible consumption of beverage alcohol products.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 28

MD&A	Table of Contents
We believe our ESG strategy enables us to better meet stakeholder expectations and create and protect value for our business, reflects our Company values, and directly addresses pressing environmental and societal needs that are important to our stockholders, communities, consumers, and employees.

Specifically, we have focused on areas where we believe we have the greatest opportunities to make meaningful, positive impacts for people and the planet in a manner that strengthens our Company, and we dedicate our resources towards:

Serving as good stewards of our environment and natural resources
Improving water availability and resilience for our communities where we operate; reducing GHG emissions through energy conservation and renewable energy initiatives; and reducing operational waste and enhancing our use of returnable, recyclable, or renewable packaging
Enhancing social equity within our industry and communities
Championing the professional development and advancement of women in the beverage alcohol industry and our communities; enhancing economic development and prosperity in disadvantaged communities; and championing an inclusive workplace culture, characterized by diversity in background and thought, which reflects our consumers and the communities where we live and work
Promoting responsible beverage alcohol consumption
Ensuring the responsible promotion and marketing of our products; and empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies

Divestitures, Acquisitions, and Investments

Beer segment
Mexicali Brewery
In July 2024, we sold the remaining assets classified as held for sale at the canceled Mexicali Brewery.

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

Wine and Spirits segment
Sea Smoke acquisition
In June 2024, we acquired the Sea Smoke business, including a California-based luxury wine brand, vineyards, and a production facility. This transaction also included the acquisition of goodwill, inventory, and a trademark. The results of operations of Sea Smoke are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition. This acquisition supports our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

Corporate Operations and Other segment
Corporate ventures
As of August 31, 2024, we evaluated an equity method investment, made through our corporate venture capital function, and determined there was an other-than-temporary impairment due to business underperformance.

As of August 31, 2023, we evaluated certain equity method investments, made through our corporate venture capital function, and determined there were other-than-temporary impairments due to business underperformance. Investments with a $14.9 million carrying value were written down to $2.6 million, their

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents
estimated fair value, resulting in a $12.3 million impairment. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Second Quarter 2024 and Six Months 2024.

Canopy investment
We have an investment in Canopy, a North American cannabis and CPG company providing medical and adult-use cannabis products, which expands our portfolio into adjacent categories.

Exchangeable Shares —
In April 2024, we elected to convert our 17.1 million Canopy common shares into Exchangeable Shares on a one-for-one basis. Additionally, in April 2024, we exchanged C$81.2 million of the principal amount of our 2023 Canopy Promissory Note for 9.1 million Exchangeable Shares and forgave all accrued but unpaid interest together with the remaining principal amount of the note. As a result of these transactions, we (i) have 26.3 million Exchangeable Shares and (ii) recognized an $83.3 million net gain based on the fair value of Exchangeable Shares on the date of the conversion and exchange. This net gain is included in income (loss) from unconsolidated investments within our consolidated results of operations for Six Months 2025.

Canopy Equity Method Investment —
We evaluated the Canopy Equity Method Investment as of May 31, 2023, and determined there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the fair value being less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recorded significant costs in its fourth quarter of fiscal 2023 results designed to align its Canadian cannabis operations and resources in response to continued unfavorable market trends, (iii) the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, and (iv) Canopy’s identification of material misstatements in certain of its previously reported financial results related to sales in its BioSteel Sports Nutrition Inc. reporting unit that were accounted for incorrectly, including the recording of a goodwill impairment during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a $266.2 million carrying value was written down to $142.7 million, its estimated fair value, resulting in a $123.5 million impairment. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Six Months 2024. We no longer apply the equity method to our investment in Canopy following the April 2024 conversion of our Canopy common shares to Exchangeable Shares.

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

Results of Operations

Financial Highlights

Second Quarter 2025 compared with Second Quarter 2024

•Our results of operations were negatively impacted by the Wine and Spirits goodwill impairment, partially offset by improvements within the Beer segment driven by a successful execution of cost savings initiatives and 4.6% shipment volume growth.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents
•Net sales increased 3% largely due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing, partially offset by a decline in Wine and Spirits net sales led by a decrease in branded shipment volume and unfavorable product mix.

•Operating loss increased largely due to the Wine and Spirits goodwill impairment, partially offset by the improvements within the Beer segment resulting from Second Quarter 2025 shipment volume growth, favorable pricing, and lower cost of product sold, driven by the successful execution of cost savings initiatives.

•Net loss attributable to CBI and diluted net loss per common share attributable to CBI increased largely due to the items discussed above, partially offset by a benefit from income taxes as compared to a provision for income taxes for Second Quarter 2024.

Six Months 2025 compared to Six Months 2024

•Our results of operations were negatively impacted by the Wine and Spirits goodwill impairment, partially offset by Canopy-related activities, including (i) no longer recognizing equity losses from Canopy’s results following the conversion of our Canopy common shares to Exchangeable Shares, (ii) an impairment of our then-existing Canopy Equity Method Investment (Six Months 2024), (iii) a decrease in unrealized net losses from the changes in fair value of our investment in Canopy, and (iv) a net gain on the common shares conversion and 2023 Canopy Promissory Note exchange to Exchangeable Shares during the Six Months 2025, and improvements within the Beer segment driven by 6.0% shipment volume growth and the successful execution of cost savings initiatives.

•Net sales increased 4% largely due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing, partially offset by a decline in Wine and Spirits net sales led by a decrease in branded shipment volume and unfavorable product mix.

•Operating loss increased largely due to the Wine and Spirits goodwill impairment, partially offset by the improvements within the Beer segment resulting from shipment volume growth, favorable pricing, and lower cost of product sold, driven by the successful execution of cost savings initiatives.

•Net loss attributable to CBI and diluted net loss per common share attributable to CBI increased largely due to the items discussed above, partially offset by a benefit from income taxes as compared to a provision for income taxes for Six Months 2024.

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

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Second Quarter 2025	Second Quarter 2024	Six Months 2025	Six Months 2024
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(24.3)	$19.1	$(9.7)	$(15.6)
Flow through of inventory step-up	(1.3)	(0.8)	(2.4)	(1.5)
Settlements of undesignated commodity derivative contracts	7.0	5.6	15.5	6.2
Comparable Adjustments, Cost of product sold	(18.6)	23.9	3.4	(10.9)

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents

	Second Quarter 2025	Second Quarter 2024	Six Months 2025	Six Months 2024
(in millions)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(24.5)	(3.4)	(26.3)	(18.3)
Transition services agreements activity	(4.8)	(7.0)	(7.6)	(12.7)
Transaction, integration, and other acquisition-related costs	(0.6)	(0.3)	(0.8)	(0.6)
Other gains (losses)	(20.7)	(2.3)	(20.3)	(9.1)
Comparable Adjustments, Selling, general, and administrative expenses	(50.6)	(13.0)	(55.0)	(40.7)

Goodwill impairment	(2,250.0)	—	(2,250.0)	—
Comparable Adjustments, Operating income (loss)	$(2,319.2)	$10.9	$(2,301.6)	$(51.6)

Comparable Adjustments, Income (loss) from unconsolidated investments	$(4.5)	$(7.4)	$78.8	$(391.8)

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

Selling, general, and administrative expenses
Restructuring and other strategic business development costs
We recognized costs in connection with certain activities which are intended to streamline, increase efficiencies, and reduce our cost structure primarily within our Wine and Spirits segment.

Transition services agreements activity
We recognized costs in connection with transition services agreements related to the previous sale of a portion of our wine and spirits business.

Transaction, integration, and other acquisition-related costs
We recognized costs in connection with our investments, acquisitions, and divestitures.

Other gains (losses)
We recognized other gains (losses) primarily from (i) a net loss on foreign currency as a result of the resolution of various tax examinations and assessments (Second Quarter 2025, Six Months 2025), (ii) losses on the sales of the Daleville Facility and Craft Beer Divestitures (Second Quarter 2024, Six Months 2024), and (iii) recognition of a previously deferred gain upon release of a related indemnity (Second Quarter 2024, Six Months 2024).

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents

Goodwill impairment
We recognized a goodwill impairment in connection with negative trends within our Wine and Spirits business. For additional information, refer to Notes 4, 5, and 9.

Income (loss) from unconsolidated investments
We recognized income (loss) primarily from (i) a net gain on conversion and exchange to Exchangeable Shares (Six Months 2025), (ii) comparable adjustments to equity in losses from Canopy’s results (Second Quarter 2024, Six Months 2024), (iii) an impairment of our then-existing Canopy Equity Method Investment (Six Months 2024), (iv) unrealized net losses from the changes in fair value of our securities measured at fair value, and (v) impairments of certain other equity method investments. For additional information, refer to Notes 4 and 7.

Business Segments
Second Quarter 2025 compared to Second Quarter 2024

Net sales

	Second Quarter 2025	Second Quarter 2024	Dollar Change	Percent Change
(in millions)
Beer	$2,530.2	$2,392.7	$137.5	6%
Wine and Spirits:
Wine	336.2	383.9	(47.7)	(12%)
Spirits	52.5	60.2	(7.7)	(13%)
Total Wine and Spirits	388.7	444.1	(55.4)	(12%)
Consolidated net sales	$2,918.9	$2,836.8	$82.1	3%

Beer segment	Second Quarter 2025	Second Quarter 2024	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,530.2	$2,392.7	$137.5	6%

Shipments	128.6	123.0		4.6%

Depletions				2.4%

The increase in Beer net sales is due to (i) $108.9 million of shipment volume growth, which benefited from continued consumer demand, and (ii) $50.2 million of favorable impact from pricing in select markets, partially offset by $21.6 million of unfavorable product mix primarily from a shift in package types.

Wine and Spirits segment	Second Quarter 2025	Second Quarter 2024	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$388.7	$444.1	$(55.4)	(12%)

Shipments	5.5	6.1		(9.8%)
U.S. Wholesale shipments	4.9	5.3		(7.5%)

Depletions				(17.6%)

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
The decrease in Wine and Spirits net sales is largely driven by (i) a $34.5 million decrease in branded wine and spirits shipment volume, (ii) $28.9 million of unfavorable product mix, primarily driven by a decline in demand for certain of our mainstream and premium brands, and (iii) a $7.9 million decrease in non-branded net sales led by a decline in bulk wine sales, partially offset by $14.3 million from higher contractual distributor payments as compared to Second Quarter 2024. The decrease in branded wine and spirits shipment volume is attributable to our U.S. wholesale market, primarily driven by declines in both the overall wine market and in our mainstream and premium wine brands, as well as retailer inventory destocking. For Second Quarter 2025, the depletions decline outpaced the U.S. Wholesale shipments decline largely driven by challenging U.S. market conditions.

Gross profit

	Second Quarter 2025	Second Quarter 2024	Dollar Change	Percent Change
(in millions)
Beer	$1,366.4	$1,228.7	$137.7	11%
Wine and Spirits	164.0	197.3	(33.3)	(17%)
Comparable Adjustments	(18.6)	23.9	(42.5)	NM
Consolidated gross profit	$1,511.8	$1,449.9	$61.9	4%

The increase in Beer gross profit is due to (i) $55.9 million of shipment volume growth, (ii) the $50.2 million favorable impact from pricing, and (iii) $44.5 million of reduced cost of product sold, partially offset by $12.9 million of unfavorable product mix. The reduced cost of product sold is primarily due to (i) $18.8 million of favorable fixed cost absorption related to increased production levels as compared to Second Quarter 2024, (ii) $12.7 million of decreased transportation costs and $7.7 million of lower material costs, including cartons, aluminum, and lumber, each driven by efficiency initiatives, and (iii) $16.2 million of Second Quarter 2024 costs related to a voluntary product recall of select kegs, partially offset by (i) $5.8 million of higher depreciation resulting from the Mexico Beer Projects and (ii) a $5.0 million increase in brewery costs, including compensation and benefits. To partially offset the expected increases in cost of product sold we are executing efficiency initiatives focused largely on logistics and procurement that resulted in over $65 million of cost savings for Second Quarter 2025.

The decrease in Wine and Spirits gross profit is attributable to (i) $32.5 million of unfavorable product mix from lower-margin net sales and (ii) an $18.4 million decline in branded wine and spirits shipment volume, partially offset by (i) the $14.3 million favorable impact from higher contractual distributor payments and (ii) $2.3 million of reduced cost of product sold. The decrease in cost of product sold was largely attributable to lower operational costs, including short-term incentive accruals, and transportation and warehousing costs as compared to Second Quarter 2024, partially offset by increased raw materials costs, including grapes.

Gross profit as a percent of net sales increased to 51.8% for Second Quarter 2025 compared with 51.1% for Second Quarter 2024. This increase was largely due to (i) approximately 155 basis points of rate growth from lower cost of product sold within the Beer segment, (ii) 85 basis points of favorable impact from Beer pricing, and (iii) approximately 30 basis points of favorable impact driven by higher contractual distributor payments within the Wine and Spirits segment, partially offset by (i) an unfavorable change of approximately 150 basis points in Comparable Adjustments and (ii) approximately 65 basis points of rate decline resulting from unfavorable product mix within the Wine and Spirits segment.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
Selling, general, and administrative expenses

	Second Quarter 2025	Second Quarter 2024	Dollar Change	Percent Change
(in millions)
Beer	$288.7	$274.8	$13.9	5%
Wine and Spirits	93.5	116.6	(23.1)	(20%)
Corporate Operations and Other	58.4	66.8	(8.4)	(13%)
Comparable Adjustments	50.6	13.0	37.6	NM
Consolidated selling, general, and administrative expenses	$491.2	$471.2	$20.0	4%

The increase in Beer selling, general, and administrative expenses is largely driven by $22.6 million of additional marketing spend primarily led by advertising campaigns to support our high-end imported beer brands as well as new product launches, partially offset by $8.9 million of decreased general and administrative expenses primarily due to lower short-term incentive accruals as compared to Second Quarter 2024.

The decrease in Wine and Spirits selling, general, and administrative expenses is largely due to (i) $17.4 million of decreased general and administrative expenses primarily due to lower short-term incentive accruals and litigation expenses as compared to Second Quarter 2024 and (ii) $5.2 million of lower marketing spend. Marketing as a percentage of net sales remained consistent year-over-year.

The decrease in Corporate Operations and Other selling, general, and administrative expenses is largely due to a tax credit resulting from our Second Quarter 2025 corporate headquarters relocation. Compensation and benefits remained relatively flat as compared to Second Quarter 2024, as higher stock-based compensation expense and merit increases were offset by lower short-term incentive accruals.

Selling, general, and administrative expenses as a percent of net sales increased to 16.8% for Second Quarter 2025 as compared to 16.6% for Second Quarter 2024. The increase is largely driven by an unfavorable change in Comparable Adjustments, contributing approximately 110 basis points of rate growth, partially offset by approximately (i) 40 basis points and 25 basis points of rate declines from Wine and Spirits’ and Corporate Operations and Other selling, general, and administrative expenses, respectively, and (ii) 25 basis points of rate decline as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses.

Operating income (loss)

	Second Quarter 2025	Second Quarter 2024	Dollar Change	Percent Change
(in millions)
Beer	$1,077.7	$953.9	$123.8	13%
Wine and Spirits	70.5	80.7	(10.2)	(13%)
Corporate Operations and Other	(58.4)	(66.8)	8.4	13%
Comparable Adjustments	(2,319.2)	10.9	(2,330.1)	NM
Consolidated operating income (loss)	$(1,229.4)	$978.7	$(2,208.1)	NM

The increase in Beer operating income is largely attributable to the cost savings initiatives, shipment volume growth, and favorable impacts from pricing and fixed cost absorption, partially offset by the increased marketing spend as described above.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents

The decrease in Wine and Spirits operating income is largely attributable to the unfavorable product mix and decline in branded wine and spirits shipment volume, partially offset by decreased selling, general, and administrative expenses and the higher contractual distributor payments as described above.

As previously discussed, the decrease in Corporate Operations and Other operating loss is largely due to the tax credit.

Income (loss) from unconsolidated investments

	Second Quarter 2025	Second Quarter 2024	Dollar Change	Percent Change
(in millions)
Equity in earnings (losses) from other equity method investees and related activities	$3.4	$6.7	$(3.3)	(49%)
Equity in earnings (losses) from Canopy and related activities	—	(12.0)	12.0	NM
Impairment of equity method investments	(2.1)	(12.3)	10.2	83%
Unrealized net gain (loss) on securities measured at fair value	(2.5)	(2.6)	0.1	4%
	$(1.2)	$(20.2)	$19.0	94%

Interest expense, net
Interest expense, net decreased to $104.0 million for Second Quarter 2025 as compared to $110.6 million for Second Quarter 2024. This decrease of $6.6 million, or 6%, is largely due to (i) approximately $195 million of lower average borrowings driven by the term loan facility repayment during Second Quarter 2024 and (ii) an increase in capitalized interest in connection with the Mexico Beer Projects as compared to the Second Quarter 2024. For additional information, refer to Note 8.

(Provision for) benefit from income taxes
The (provision for) benefit from income taxes increased to $152.2 million for Second Quarter 2025 from $(147.2) million for Second Quarter 2024. Our effective tax rate for Second Quarter 2025 was 11.4% as compared with 17.4% for Second Quarter 2024. In comparison to prior year, our income taxes were impacted primarily by the net income tax impacts resulting from the (i) non-deductible portion of the Wine and Spirits goodwill impairment and (ii) sale of the remaining assets at the canceled Mexicali Brewery.

For additional information, refer to Note 9.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI decreased to $(1,199.0) million for Second Quarter 2025 from $690.0 million for Second Quarter 2024. This decrease of $1,889.0 million is largely attributable to the Second Quarter 2025 Wine and Spirits goodwill impairment, partially offset by the benefit from income taxes and improvements within the Beer segment driven by the successful execution of cost savings initiatives, shipment volume growth, and favorable pricing.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
Six Months 2025 compared to Six Months 2024

Net sales

	Six Months 2025	Six Months 2024	Dollar Change	Percent Change
(in millions)
Beer	$4,803.0	$4,491.3	$311.7	7%
Wine and Spirits:
Wine	665.5	744.9	(79.4)	(11%)
Spirits	112.2	115.5	(3.3)	(3%)
Total Wine and Spirits	777.7	860.4	(82.7)	(10%)
Consolidated net sales	$5,580.7	$5,351.7	$229.0	4%

Beer segment	Six Months 2025	Six Months 2024	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$4,803.0	$4,491.3	$311.7	7%

Shipments	243.7	230.0		6.0%

Depletions (1)				4.2%
(1)Includes an adjustment to remove volumes associated with the Craft Beer Divestitures for the period March 1, 2023, through May 31, 2023.
The increase in Beer net sales is due to (i) $265.4 million of shipment volume growth, which benefited from continued consumer demand, and (ii) $85.2 million of favorable impact from pricing in select markets, partially offset by $38.9 million of unfavorable product mix primarily from a shift in package types. We expect shipments to generally align with depletions for Fiscal 2025.

Wine and Spirits segment	Six Months 2025	Six Months 2024	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$777.7	$860.4	$(82.7)	(10%)

Shipments	11.1	12.0		(7.5%)
U.S. Wholesale shipments	9.8	10.5		(6.7%)

Depletions				(15.1%)

The decrease in Wine and Spirits net sales is largely driven by (i) a $58.1 million decrease in branded wine and spirits shipment volume, (ii) $37.0 million of unfavorable product mix, primarily driven by a decline in demand for certain of our mainstream and premium brands, and (iii) an $8.2 million decrease in non-branded net sales led by a decline in bulk wine sales, partially offset by $18.6 million from higher contractual distributor payments as compared to Six Months 2024. The decrease in branded wine and spirits shipment volume is attributable to our U.S. wholesale market, primarily driven by declines in both the overall wine market and in our mainstream and premium wine brands, as well as retailer inventory destocking. For Six Months 2025, the depletions decline outpaced the U.S. Wholesale shipments decline largely driven by challenging U.S. market conditions. We expect U.S. Wholesale shipment volume to generally align with depletion volume for Fiscal 2025.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
Gross profit

	Six Months 2025	Six Months 2024	Dollar Change	Percent Change
(in millions)
Beer	$2,579.5	$2,327.4	$252.1	11%
Wine and Spirits	332.7	391.2	(58.5)	(15%)
Comparable Adjustments	3.4	(10.9)	14.3	NM
Consolidated gross profit	$2,915.6	$2,707.7	$207.9	8%

The increase in Beer gross profit is primarily due to (i) $141.2 million of shipment volume growth, (ii) the $85.2 million of favorable impact from pricing, and (iii) $52.6 million of reduced cost of product sold, partially offset by $26.9 million of unfavorable product mix. The reduced cost of product sold is primarily due to (i) $31.3 million of favorable fixed cost absorption related to increased production levels as compared to Six Months 2024, (ii) $23.5 million of decreased transportation costs and $15.7 million of lower material costs, including aluminum, glass, cartons, and lumber, each driven by efficiency initiatives, and (iii) $16.2 million due to costs related to a voluntary product recall of select kegs for Six Months 2024, partially offset by (i) an $11.8 million increase in brewery costs, including compensation and benefits, and (ii) $10.8 million of higher depreciation resulting from the Mexico Beer Projects. To partially offset the increases in cost of product sold we are executing initiatives focused largely on logistics and procurement that resulted in nearly $115 million of cost savings for Six Months 2025.

The decrease in Wine and Spirits gross profit is attributable to (i) $38.2 million of unfavorable product mix from lower-margin net sales, (ii) a $30.4 million decrease in branded wine and spirits shipment volume, and (iii) $10.6 million of increased cost of product sold, partially offset by the $18.6 million favorable impact from higher contractual distributor payments. The increase in cost of product sold was largely attributable to unfavorable fixed cost absorption related to decreased production levels as compared to Six Months 2024 and increased raw materials costs, including grapes, partially offset by lower operational costs, including short-term incentive accruals, and decreased transportation and warehousing costs.

Gross profit as a percent of net sales increased to 52.2% for Six Months 2025 compared with 50.6% for Six Months 2024. This increase was largely due to (i) 95 basis points of rate growth from lower cost of product sold within the Beer segment, (ii) 75 basis points of favorable impact from Beer pricing, (iii) a favorable change of approximately 25 basis points in Comparable Adjustments, and (iv) approximately 20 basis points of favorable impact driven by higher contractual distributor payments within the Wine and Spirits segment, partially offset by 35 basis points and approximately 20 basis points of rate declines resulting from unfavorable product mix and higher cost of product sold, respectively, both within the Wine and Spirits segment.

Selling, general, and administrative expenses

	Six Months 2025	Six Months 2024	Dollar Change	Percent Change
(in millions)
Beer	$578.8	$575.7	$3.1	1%
Wine and Spirits	202.5	231.2	(28.7)	(12%)
Corporate Operations and Other	117.1	116.7	0.4	—%
Comparable Adjustments	55.0	40.7	14.3	NM
Consolidated selling, general, and administrative expenses	$953.4	$964.3	$(10.9)	(1%)

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents

The increase in Beer selling, general, and administrative expenses is largely driven by $14.1 million of additional marketing spend primarily led by advertising campaigns to support our high-end imported beer brands as well as new product launches, predominantly offset by $10.9 million of decreased general and administrative expenses primarily due to decreased legal expenses and lower short-term incentive accruals, partially offset by higher stock-based compensation expense.

The decrease in Wine and Spirits selling, general, and administrative expenses is largely driven by $22.9 million and $5.6 million of decreased general and administrative expenses and marketing spend, respectively. The decrease in general and administrative expenses is primarily due to (i) compensation and benefits, driven by lower short-term incentive accruals and reduced headcount as compared to Six Months 2024 and (ii) lower litigation expenses. Marketing spend as a percentage of net sales remained relatively consistent year-over-year.

Corporate Operations and Other selling, general, and administrative expenses remained relatively flat compared to Six Months 2024 as higher stock-based compensation expense and merit increases were offset by a tax credit resulting from our Second Quarter 2025 corporate headquarters relocation and decreased costs associated with lower short-term incentive accruals.

Selling, general, and administrative expenses as a percent of net sales decreased to 17.1% for Six Months 2025 as compared with 18.0% for Six Months 2024. The decrease is largely driven by (i) approximately 95 basis points of rate decline as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses and (ii) approximately 25 basis points of rate decline from a decrease in Wine and Spirits’ selling, general, and administrative expenses, partially offset by an unfavorable change in Comparable Adjustments, contributing approximately 25 basis points of rate growth.

Operating income (loss)

	Six Months 2025	Six Months 2024	Dollar Change	Percent Change
(in millions)
Beer	$2,000.7	$1,751.7	$249.0	14%
Wine and Spirits	130.2	160.0	(29.8)	(19%)
Corporate Operations and Other	(117.1)	(116.7)	(0.4)	—%
Comparable Adjustments	(2,301.6)	(51.6)	(2,250.0)	NM
Consolidated operating income (loss)	$(287.8)	$1,743.4	$(2,031.2)	(117%)

The increase in Beer operating income is largely attributable to the shipment volume growth, cost savings initiatives, and favorable impacts from pricing and fixed cost absorption, partially offset by the unfavorable product mix as describe above.

The decrease in Wine and Spirits operating income is largely attributable to the unfavorable product mix, the decline in branded wine and spirits shipment volume, and the higher cost of product sold, partially offset by decreased selling, general, and administrative expenses and the higher contractual distributor payments, as described above.

As previously discussed, the Corporate Operations and Other operating loss remained relatively flat as compared to Six Months 2024 as the higher net compensation and benefit expenses were offset by the tax credit.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents
Income (loss) from unconsolidated investments

	Six Months 2025	Six Months 2024	Dollar Change	Percent Change
(in millions)
Net gain on conversion and exchange to Exchangeable Shares	$83.3	$—	$83.3	NM
Equity in earnings (losses) from other equity method investees	2.1	6.4	(4.3)	(67%)
Equity in earnings (losses) from Canopy and related activities	—	(231.8)	231.8	NM
Impairment of equity method investments	(2.1)	(135.8)	133.7	98%
Unrealized net gain (loss) on securities measured at fair value	(2.5)	(74.4)	71.9	97%
	$80.8	$(435.6)	$516.4	119%

Interest expense, net
Interest expense, net decreased to $206.8 million for Six Months 2025 as compared to $229.5 million for Six Months 2024. This decrease of $22.7 million, or 10%, is due to (i) approximately $380 million of lower short-term and long-term average borrowings, (ii) an increase in capitalized interest in connection with the Mexico Beer Projects as compared to Six Months 2024, and (iii) approximately 5 basis points of lower weighted average interest rates. For additional information, refer to Note 8.

(Provision for) benefit from income taxes
The (provision for) benefit from income taxes increased to $124.2 million for Six Months 2025 from $(238.4) million for Six Months 2024. Our effective tax rate for Six Months 2025 was 30.0% as compared with 22.1% for Six Months 2024. In comparison to prior year, our income taxes were impacted primarily by:

•a Six Months 2025 net income tax benefit recognized as a result of the resolution of various tax examinations and assessments related to prior periods; partially offset by
•the net income tax impacts resulting from the (i) non-deductible portion of the Wine and Spirits goodwill impairment and (ii) sale of the remaining assets at the canceled Mexicali Brewery.

For additional information, refer to Note 9.

We expect our reported effective tax rate for Fiscal 2025 to be in the range of 8% to 10%.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI decreased to $(322.0) million for Six Months 2025 from $825.9 million for Six Months 2024. This decrease of $1,147.9 million is largely attributable to the Wine and Spirits goodwill impairment, partially offset by (i) the favorable impact from Canopy-related activities, (ii) the benefit from income taxes, and (iii) Six Months 2025 improvements within the Beer segment driven by shipment volume growth and the successful execution of cost savings initiatives.

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

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents
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

We have an agreement with a financial institution for payment services and to facilitate a voluntary supply chain finance program through this participating financial institution. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of August 31, 2024 and February 29, 2024, the amount payable to this participating financial institution for suppliers who voluntarily participate in the supply chain finance program was $7.5 million and $7.3 million, respectively, and was included in accounts payable within our consolidated balance sheets. We account for payments made under the supply chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

Cash Flows

	Six Months 2025	Six Months 2024	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$1,872.3	$1,622.0	$250.3
Investing activities	(857.6)	(600.9)	(256.7)
Financing activities	(1,104.0)	(1,072.4)	(31.6)
Effect of exchange rate changes on cash and cash equivalents	1.5	1.1	0.4
Net increase (decrease) in cash and cash equivalents	$(87.8)	$(50.2)	$(37.6)

Operating activities
The increase in net cash provided by (used in) operating activities consists of:

	Six Months 2025	Six Months 2024	Dollar Change
(in millions)
Net income (loss)	$(289.6)	$839.9	$(1,129.5)
Unrealized net (gain) loss on securities measured at fair value	2.5	74.4	(71.9)
Deferred tax provision (benefit)	(178.5)	26.3	(204.8)
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	(1.9)	226.5	(228.4)
Impairment of equity method investments	2.1	135.8	(133.7)
Net gain on conversion and exchange to Exchangeable Shares	(83.3)	—	(83.3)
Goodwill impairment	2,250.0	—	2,250.0
Other non-cash adjustments	185.8	388.4	(202.6)
Change in operating assets and liabilities, net of effects from purchase and sale of business	(14.8)	(69.3)	54.5
Net cash provided by (used in) operating activities	$1,872.3	$1,622.0	$250.3

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents
The $54.5 million net change in operating assets and liabilities was largely driven by higher (i) accounts payable for the Beer segment resulting from the timing of payments and (ii) inventory levels for the Wine and Spirits segment led by declines in both the overall wine market and in our mainstream and premium wine brands, as well as retailer inventory destocking. These changes were offset by lower (i) inventory levels for the Beer segment driven by higher demand for our products and (ii) accounts receivable for the Wine and Spirits segment resulting from reduced net sales. Additionally, net cash provided by operating activities was negatively impacted by higher Six Months 2025 income tax payments following the resolution of various tax examinations and assessments as compared to Six Months 2024.

Investing activities
Net cash used in investing activities increased to $857.6 million for Six Months 2025 from $600.9 million for Six Months 2024. This increase of $256.7 million, or 43%, was primarily due to a $150.8 million increase in business acquisitions, driven by the June 2024 Sea Smoke acquisition, and $121.1 million of additional capital expenditures, largely related to the Mexico Beer Projects. The increase in net cash used in investing activities was partially offset by $18.0 million in higher proceeds from the sale of assets for Six Months 2025 as compared to Six Months 2024.

Financing activities
The increase in net cash provided by (used in) financing activities consists of:

	Six Months 2025	Six Months 2024	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(287.6)	$(763.5)	$475.9
Dividends paid	(368.6)	(327.6)	(41.0)
Purchases of treasury stock	(449.2)	(35.0)	(414.2)
Net cash provided by stock-based compensation activities	34.6	75.0	(40.4)
Distributions to noncontrolling interests	(32.5)	(21.3)	(11.2)
Payment of contingent consideration	(0.7)	—	(0.7)
Net cash provided by (used in) financing activities	$(1,104.0)	$(1,072.4)	$(31.6)

Debt

Total debt outstanding as of August 31, 2024, amounted to $11,596.4 million, a decrease of $282.9 million, or 2%, from February 29, 2024. This decrease consisted of:

Debt repayment	Debt issuance

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 42

MD&A	Table of Contents

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

General
The majority of our outstanding borrowings as of August 31, 2024, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2024 to calendar 2050.

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

We had the following remaining borrowing capacity available under our 2022 Credit Agreement:

	August 31, 2024	September 30, 2024
(in millions)
Revolving credit facility (1)	$1,729.7	$1,877.7
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2022 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $509.0 million and $361.0 million as of August 31, 2024, and September 30, 2024, respectively.

The financial institutions participating in our 2022 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of August 31, 2024, we and our subsidiaries were subject to covenants that are contained in our 2022 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2022 Credit Agreement. As of August 31, 2024, under our 2022 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of August 31, 2024, we were in compliance with our covenants under our 2022 Credit Agreement and our indentures, and have met all debt payment obligations.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 43

MD&A	Table of Contents

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2024 Annual Report and Note 8.

Common Stock Dividends

On October 1, 2024, our Board of Directors declared a quarterly cash dividend of $1.01 per share of Class A Stock and $0.91 per share of Class 1 Stock payable on November 21, 2024, to stockholders of record of each class as of the close of business on November 5, 2024.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of our 2024 Annual Report as supplemented by the additional factors set forth under Item 1A. “Risk Factors” included in this Form 10-Q.

Share Repurchase Program

Our Board of Directors authorized the repurchase of our publicly traded common stock of up to $2.0 billion under the 2021 Authorization and an additional repurchase of up to $2.0 billion under the 2023 Authorization.

As of August 31, 2024, total shares repurchased under the 2021 Authorization and the 2023 Authorization are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization	$2,000.0	$1,835.5	7,653,557
2023 Authorization	$2,000.0	$—	—

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

We currently expect to continue to repurchase shares in the future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of our 2024 Annual Report as supplemented by the additional factors set forth under Item 1A. “Risk Factors” included in this Form 10-Q.

For additional information, refer to Note 17 of our consolidated financial statements included in our 2024 Annual Report and Note 11.

Accounting Guidance

Accounting guidance adopted for Six Months 2025 did not have a material impact on our Financial Statements.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 44

MD&A	Table of Contents
Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation:

•The statements under MD&A regarding:
◦our business strategy, strategic vision, growth plans, innovation and Digital Business Acceleration initiatives, new products, future operations, financial position, net sales, expenses, hedging programs, cost savings and efficiency initiatives, capital expenditures, effective tax rates and anticipated tax liabilities, expected volume, inventory, supply, and demand levels, balance, and trends, long-term financial model, access to capital markets, liquidity and capital resources, and prospects, plans, and objectives of management;
◦our beer expansion, optimization, and/or construction activities, including anticipated scope, capacity, costs, capital expenditures, and timeframes for completion;
◦our ESG strategy, sustainability initiatives, and environmental stewardship targets;
◦macroeconomic headwinds, including rising unemployment, inflation, changing prices, other unfavorable global and regional economic conditions, global supply chain disruptions and constraints, and geopolitical events, as well as reductions in consumer discretionary income, and shifting consumer behaviors, and our responses thereto;
◦expected or potential actions of third parties, including possible changes to laws, rules, and regulations;
◦the potential impact of climate-related severe weather events or other weather conditions;
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
•reliance on complex information systems and third‐party global networks as well as risks associated with cybersecurity and artificial intelligence;
•economic and other uncertainties associated with our international operations;

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 45

MD&A	Table of Contents
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
•climate change, ESG regulatory compliance and failure to meet emissions, stewardship, and other ESG targets, objectives, or ambitions, and timing changes for our ESG reporting;
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
•the success of operational and commercial execution, cost savings, and efficiency initiatives;
•dependence upon our trademarks and proprietary rights, including the failure to protect our intellectual property rights;
•potential damage to our reputation;
•competition in our industry and for talent;
•our indebtedness and interest rate fluctuations;
•our international operations, worldwide and regional economic trends and financial market conditions, including macroeconomic headwinds, geopolitical uncertainty, or other governmental rules and regulations;
•class action or other litigation we may face;
•potential write-downs of our intangible assets, such as goodwill and trademarks, including potential future impairments of our Wine and Spirits goodwill;
•changes to tax laws, fluctuations in our effective tax rate, including tax impacts resulting from the non-deductible portion of the Wine and Spirits goodwill impairment and the sale of the remaining assets at the canceled Mexicali Brewery, accounting for tax positions, the resolution of tax disputes, changes to accounting standards, elections, assertions, or policies, and the impact of a global minimum tax rate;
•the amount, timing, and source of funds for any share repurchases;
•the amount and timing of future dividends; and
•ownership of our Class A Stock by the Sands Family Stockholders and their Board of Director nomination rights as well as the choice-of-forum provision in our amended and restated by-laws.

For additional information about risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements, please refer to Item 1A. “Risk Factors” of our 2024 Annual Report as supplemented by the additional factors set forth under Item 1A. “Risk Factors” included in this Form 10-Q.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 46

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of August 31, 2024, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, euro, and New Zealand dollar. Approximately 100% of our balance sheet exposures and 89% of our forecasted transactional exposures for the remaining six months of Fiscal 2025 were hedged as of August 31, 2024.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of August 31, 2024, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 87% of our forecasted transactional exposures for the remaining six months of Fiscal 2025 were hedged as of August 31, 2024.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
(in millions)
Foreign currency contracts	$3,604.0	$2,715.8	$53.3	$322.5	$(198.6)	$(173.6)
Commodity derivative contracts	$342.8	$344.6	$(23.9)	$(10.5)	$28.1	$29.3

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

There were no cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of August 31, 2024, or August 31, 2023.

We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates reflecting the impact of a hypothetical 1% increase in the prevailing interest rates. The volatility of the applicable rates is dependent on many factors which cannot be forecasted with reliable accuracy.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 47

OTHER KEY INFORMATION	Table of Contents

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
(in millions)
Fixed interest rate debt	$11,161.8	$11,322.7	$(10,516.2)	$(10,311.8)	$(591.9)	$(622.1)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $2.6 million and $6.0 million for the six months ended August 31, 2024, and August 31, 2023, respectively.

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

Internal control over financial reporting
In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 48

OTHER KEY INFORMATION	Table of Contents
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

For information regarding Legal Proceedings, see Item 1A. “Risk Factors.”

Item 1A. Risk Factors.

In addition to information discussed elsewhere in this Form 10-Q, you should carefully consider the risk factors disclosed in the 2024 Annual Report. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the 2024 Annual Report except for the updated risk factor below. The risk factor described below and the additional risks described in the 2024 Annual Report are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial could materially affect our business, liquidity, financial condition, and/or results of operations in future periods. The following risk factor is organized under a relevant heading; however, it may be relevant to other headings as well.

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

Our subsidiaries CB Brand Strategies, LLC, Crown Imports LLC, and Compañía Cervecera de Coahuila, S. de R.L. de C.V. were named as defendants in a lawsuit originally filed in U.S. District Court for the Southern District of New York on February 15, 2021, and most recently amended in March 2022, by Cervecería Modelo de México, S. de R.L. de C.V. and Trademarks Grupo Modelo, S. de R.L. de C.V. The plaintiffs alleged, among other things, that our sub-license of the trademarks for our Mexican beer brands should not permit us to use the Corona brand name on our Corona Hard Seltzer or the Modelo brand name on our Modelo Ranch Water. At a trial in March 2023, the jury returned a unanimous verdict in our favor on all counts in the plaintiffs’ complaint, and the court entered judgment dismissing the complaint. In May 2023, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. In March 2024, the Second Circuit issued an order affirming the judgment of the district court. Plaintiffs did not petition the U.S. Supreme Court for a Writ of Certiorari prior to the June 24, 2024 deadline. Consequently, the district court’s judgment dismissing this case is final and no longer subject to appeal.

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

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 49

OTHER KEY INFORMATION	Table of Contents
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
(in millions, except share and per share data)
June 1 – 30, 2024	169,415	$249.94	169,415	$2,371.4
July 1 – 31, 2024	624,154	$250.90	624,154	$2,214.8
August 1 – 31, 2024	209,378	$240.15	209,378	$2,164.5
Total	1,002,947	$248.49	1,002,947
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

Item 5.    Other Information.

During the three months ended August 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	November 10, 2022

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.1.1	Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	November 7, 2014

4.1.2	Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated as of December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 8, 2015

4.1.3	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 50

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.1.4	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.1.5	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.1.6	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.1.7	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.1.8	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.1.9	Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	October 29, 2018

4.1.10	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.1.11	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.1.12	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.1.13	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.1.14	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.1.15	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.1.16	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.1.17	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

4.1.18	Supplemental Indenture No. 32 with respect to 5.000% Senior Notes due 2026, dated as of February 2, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	February 2, 2023

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 51

OTHER KEY INFORMATION	Table of Contents

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.1.19	Supplemental Indenture No. 33 with respect to 4.900% Senior Notes due 2033, dated as of May 1, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2023

4.1.20	Supplemental Indenture No. 34 with respect to 4.800% Senior Notes due 2029, dated as of January 11, 2024, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	January 11, 2024

4.2	Restatement Agreement, dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Tenth Amended and Restated Credit Agreement dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 15, 2022

4.2.1	Amendment No. 1, dated as of October 18, 2022, to Tenth Amended and Restated Credit Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.2	October 26, 2022

10.1	Description of Compensation Arrangements, as of July 17, 2024, for Non-Management Directors (filed herewith). *

10.2	The Company’s Non-Qualified Savings Plan, amended and restated effective as of January 1, 2025 (filed herewith). *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 52

OTHER KEY INFORMATION	Table of Contents

*	Designates management contract or compensatory plan or arrangement.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.

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

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 53

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	October 3, 2024	By:	/s/ Darrell Hearne
Darrell Hearne, Senior Vice President and Controller

Date:	October 3, 2024	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q2 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 54