Form 10-Q
period 2024-11-30
CONSTELLATION BRANDS, INC.
filed 2025-01-10
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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
Yes  ☐  No  ☒
There were 180,704,555 shares of Class A Common Stock and 25,777 shares of Class 1 Common Stock outstanding as of December 31, 2024.

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

Term	Meaning

$	U.S. dollars
10b5-1 Trading Plan	a pre-arranged trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act
2021 Authorization	authorization to repurchase up to $2.0 billion of our publicly traded common stock, approved by our Board of Directors in January 2021 and fully utilized in November 2024
2022 Credit Agreement	tenth amended and restated credit agreement, dated as of April 14, 2022, that provides for an aggregate revolving credit facility of $2.25 billion, inclusive of October 2022 Credit Agreement Amendment
2023 Authorization	authorization to repurchase up to $2.0 billion of our publicly traded common stock, approved by our Board of Directors in November 2023
2023 Canopy Promissory Note	C$100.0 million principal amount of 4.25% promissory note issued to us by Canopy in April 2023, exchanged, in part, for Exchangeable Shares in April 2024
2024 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 29, 2024
3.60% May 2022 Senior Notes	$550.0 million principal amount of 3.60% senior notes issued in May 2022, now repaid in full
3-tier	distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer
3-tier eCommerce	digital commerce experience for consumers to purchase beverage alcohol from retailers
4.75% November 2014 Senior Notes	$400.0 million principal amount of 4.75% senior notes issued in November 2014, now repaid in full
ABA	alternative beverage alcohol
Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility
AOCI	accumulated other comprehensive income (loss)
C$	Canadian dollars
Canopy	Canopy Growth Corporation, an Ontario, Canada-based public company in which we have an investment
Canopy Debt Securities	debt securities issued by Canopy in June 2018, no longer outstanding
Canopy Equity Method Investment	an investment in Canopy common shares, no longer applicable following conversion of Canopy common shares into Exchangeable Shares in April 2024
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share
Class A Stock	our Class A Common Stock, par value $0.01 per share
CODM	chief operating decision maker, our President and Chief Executive Officer
Comparable Adjustments	certain items affecting comparability that have been excluded by management
CPG	consumer packaged goods
Craft Beer Divestitures	the Four Corners Divestiture and the Funky Buddha Divestiture, collectively
Daleville Facility	production facility located in Roanoke, Virginia, sold in May 2023
Depletions	represent U.S. distributor shipments of our respective branded products to retail customers, based on third-party data
Digital Business Acceleration	a multi-year initiative by the Company to create a cohesive digital strategy and build an advanced digital business

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I i

Term	Meaning

DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier
ESG	environmental, social, and governance
Exchangeable Shares	class of non-voting and non-participating exchangeable shares in Canopy which are convertible into common shares of Canopy on a one-for-one basis
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	our consolidated financial statements and notes thereto included herein
Fiscal 2024	the Company’s fiscal year ended February 29, 2024
Fiscal 2025	the Company’s fiscal year ending February 28, 2025
Fiscal 2026	the Company’s fiscal year ending February 28, 2026
Fiscal 2027	the Company’s fiscal year ending February 28, 2027
Fiscal 2028	the Company’s fiscal year ending February 29, 2028
Fiscal 2029	the Company’s fiscal year ending February 28, 2029
Fiscal 2030	the Company’s fiscal year ending February 28, 2030
Form 10-Q	this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2024, unless otherwise specified
Four Corners Divestiture	sale of the Four Corners craft beer business
Funky Buddha Divestiture	sale of the Funky Buddha craft beer business
GHG	greenhouse gas
IRA	Inflation Reduction Act of 2022
IT	information technology
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I – Item 2. of this Form 10-Q
Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico, sold the remaining assets classified as held for sale in July 2024
Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregón Brewery, Nava Brewery, and Veracruz Brewery
M&T	Manufacturers and Traders Trust Company
Nava	Nava, Coahuila, Mexico
Nava Brewery	brewery located in Nava
Nelson’s Green Brier	Nelson’s Green Brier craft spirits business, fully owned by us
Net sales	gross sales less promotions, returns and allowances, and excise taxes
Net Shares Received	the quantity of Class A Stock received by an individual net of shares withheld by us to satisfy taxes in connection with the net settlement of equity awards
Nine Months 2024	the Company’s nine months ended November 30, 2023
Nine Months 2025	the Company’s nine months ended November 30, 2024
NM	not meaningful
Note(s)	notes to the consolidated financial statements
Obregón	Obregón, Sonora, Mexico
Obregón Brewery	brewery located in Obregón
OCI	other comprehensive income (loss)
October 2022 Credit Agreement Amendment	amendment dated as of October 18, 2022, to the 2022 Credit Agreement, effective in April 2024
Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I ii

Term	Meaning

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

Sea Smoke	Sea Smoke wine business, acquired by us
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York
SVEDKA Divestiture	sale of the SVEDKA brand and related assets, primarily including inventory and equipment
Third Quarter 2024	the Company’s three months ended November 30, 2023
Third Quarter 2025	the Company’s three months ended November 30, 2024
U.S.	United States of America
Veracruz	Heroica Veracruz, Veracruz, Mexico
Veracruz Brewery	a new brewery being constructed in Veracruz

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I iii

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	November 30, 2024	February 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$73.7	$152.4
Accounts receivable	836.2	832.8
Inventories	2,129.6	2,078.3
Prepaid expenses and other	590.0	666.0
Total current assets	3,629.5	3,729.5
Property, plant, and equipment	7,785.3	8,055.2
Goodwill	5,612.4	7,980.3
Intangible assets	2,718.2	2,731.7
Deferred income taxes	1,914.7	2,055.0
Other assets	1,146.1	1,140.0
Total assets	$22,806.2	$25,691.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$890.1	$241.4
Current maturities of long-term debt	503.3	956.8
Accounts payable	1,055.9	1,107.1
Other accrued expenses and liabilities	839.7	836.4
Total current liabilities	3,289.0	3,141.7
Long-term debt, less current maturities	10,185.7	10,681.1
Deferred income taxes and other liabilities	1,259.8	1,804.3
Total liabilities	14,734.5	15,627.1
Commitments and contingencies
CBI stockholders’ equity:
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,698,298 shares and 212,698,298 shares, respectively	2.1	2.1
Additional paid-in capital	2,132.7	2,047.3
Retained earnings	13,159.7	13,417.2
Accumulated other comprehensive income (loss)	(724.7)	376.8
Class A Stock in treasury, at cost, 31,994,945 shares and 29,809,881 shares, respectively	(6,752.0)	(6,100.3)
Total CBI stockholders’ equity	7,817.8	9,743.1
Noncontrolling interests	253.9	321.5
Total stockholders’ equity	8,071.7	10,064.6
Total liabilities and stockholders’ equity	$22,806.2	$25,691.7

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2024	2023	2024	2023
Sales	$8,644.2	$8,410.7	$2,644.4	$2,658.2
Excise taxes	(599.7)	(588.1)	(180.6)	(187.3)
Net sales	8,044.5	7,822.6	2,463.8	2,470.9
Cost of product sold	(3,844.6)	(3,844.3)	(1,179.5)	(1,200.3)
Gross profit	4,199.9	3,978.3	1,284.3	1,270.6
Selling, general, and administrative expenses	(1,444.7)	(1,438.0)	(491.3)	(473.7)
Goodwill impairment	(2,250.0)	—	—	—
Operating income (loss)	505.2	2,540.3	793.0	796.9
Income (loss) from unconsolidated investments	65.8	(477.4)	(15.0)	(41.8)
Interest expense, net	(311.2)	(333.7)	(104.4)	(104.2)
Income (loss) before income taxes	259.8	1,729.2	673.6	650.9
(Provision for) benefit from income taxes	79.7	(368.4)	(44.5)	(130.0)
Net income (loss)	339.5	1,360.8	629.1	520.9
Net (income) loss attributable to noncontrolling interests	(45.6)	(25.8)	(13.2)	(11.8)
Net income (loss) attributable to CBI	$293.9	$1,335.0	$615.9	$509.1

Comprehensive income (loss)	$(810.4)	$1,713.0	$319.3	$447.0
Comprehensive (income) loss attributable to noncontrolling interests	2.8	(42.1)	(1.1)	(7.9)
Comprehensive income (loss) attributable to CBI	$(807.6)	$1,670.9	$318.2	$439.1

Class A Stock:
Net income (loss) per common share attributable to CBI – basic	$1.61	$7.28	$3.40	$2.77
Net income (loss) per common share attributable to CBI – diluted	$1.61	$7.25	$3.39	$2.76

Weighted average common shares outstanding – basic	181.988	183.431	181.243	183.525
Weighted average common shares outstanding – diluted	182.555	184.096	181.753	184.170

Cash dividends declared per common share	$3.03	$2.67	$1.01	$0.89

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 29, 2024	$2.1	$2,047.3	$13,417.2	$376.8	$(6,100.3)	$321.5	$10,064.6
Comprehensive income (loss):
Net income (loss)	—	—	877.0	—	—	15.8	892.8
Other comprehensive income (loss), net of income tax effect	—	—	—	(9.0)	—	0.3	(8.7)
Comprehensive income (loss)							884.1
Repurchase of shares	—	—	—	—	(200.0)	—	(200.0)
Dividends declared	—	—	(184.7)	—	—	—	(184.7)
Noncontrolling interest distributions	—	—	—	—	—	(17.5)	(17.5)
Shares issued under equity compensation plans	—	5.7	—	—	2.4	—	8.1
Stock-based compensation	—	17.3	—	—	—	—	17.3
Balance at May 31, 2024	2.1	2,070.3	14,109.5	367.8	(6,297.9)	320.1	10,571.9
Comprehensive income (loss):
Net income (loss)	—	—	(1,199.0)	—	—	16.6	(1,182.4)
Other comprehensive income (loss), net of income tax effect	—	—	—	(794.8)	—	(36.6)	(831.4)
Comprehensive income (loss)							(2,013.8)
Repurchase of shares	—	—	—	—	(249.2)	—	(249.2)
Dividends declared	—	—	(183.3)	—	—	—	(183.3)
Noncontrolling interest distributions	—	—	—	—	—	(15.0)	(15.0)
Shares issued under equity compensation plans	—	21.2	—	—	0.4	—	21.6
Stock-based compensation	—	23.7	—	—	—	—	23.7
Balance at August 31, 2024	2.1	2,115.2	12,727.2	(427.0)	(6,546.7)	285.1	8,155.9
Comprehensive income (loss):
Net income (loss)	—	—	615.9	—	—	13.2	629.1
Other comprehensive income (loss), net of income tax effect	—	—	—	(297.7)	—	(12.1)	(309.8)
Comprehensive income (loss)							319.3
Repurchase of shares	—	—	—	—	(218.9)	—	(218.9)
Dividends declared	—	—	(183.4)	—	—	—	(183.4)
Noncontrolling interest distributions	—	—	—	—	—	(15.0)	(15.0)
Shares issued under equity compensation plans	—	5.8	—	—	13.6	—	19.4
Stock-based compensation	—	19.8	—	—	—	—	19.8
Purchase of noncontrolling interest	—	(8.1)	—	—	—	(17.3)	(25.4)
Balance at November 30, 2024	$2.1	$2,132.7	$13,159.7	$(724.7)	$(6,752.0)	$253.9	$8,071.7

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 28, 2023	$2.1	$1,903.0	$12,343.9	$28.5	$(5,863.9)	$320.3	$8,733.9
Comprehensive income (loss):
Net income (loss)	—	—	135.9	—	—	3.3	139.2
Other comprehensive income (loss), net of income tax effect	—	—	—	214.4	—	10.9	225.3
Comprehensive income (loss)							364.5
Repurchase of shares	—	—	—	—	(35.0)	—	(35.0)
Dividends declared	—	—	(163.1)	—	—	—	(163.1)
Noncontrolling interest distributions	—	—	—	—	—	(11.3)	(11.3)
Shares issued under equity compensation plans	—	0.6	—	—	4.1	—	4.7
Stock-based compensation	—	14.5	—	—	—	—	14.5
Balance at May 31, 2023	2.1	1,918.1	12,316.7	242.9	(5,894.8)	323.2	8,908.2
Comprehensive income (loss):
Net income (loss)	—	—	690.0	—	—	10.7	700.7
Other comprehensive income (loss), net of income tax effect	—	—	—	191.5	—	9.3	200.8
Comprehensive income (loss)							901.5
Dividends declared	—	—	(164.0)	—	—	—	(164.0)
Noncontrolling interest distributions	—	—	—	—	—	(10.0)	(10.0)
Shares issued under equity compensation plans	—	62.6	—	—	7.6	—	70.2
Stock-based compensation	—	18.1	—	—	—	—	18.1
Balance at August 31, 2023	2.1	1,998.8	12,842.7	434.4	(5,887.2)	333.2	9,724.0
Comprehensive income (loss):
Net income (loss)	—	—	509.1	—	—	11.8	520.9
Other comprehensive income (loss), net of income tax effect	—	—	—	(70.0)	—	(3.9)	(73.9)
Comprehensive income (loss)							447.0
Repurchase of shares	—	—	—	—	(214.7)	—	(214.7)
Dividends declared	—	—	(164.2)	—	—	—	(164.2)
Noncontrolling interest distributions	—	—	—	—	—	(13.7)	(13.7)
Shares issued under equity compensation plans	—	3.4	—	—	(0.4)	—	3.0
Stock-based compensation	—	17.0	—	—	—	—	17.0
Balance at November 30, 2023	$2.1	$2,019.2	$13,187.6	$364.4	$(6,102.3)	$327.4	$9,798.4

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$339.5	$1,360.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net (gain) loss on securities measured at fair value	2.5	85.4
Deferred tax provision (benefit)	(184.2)	28.2
Depreciation	339.8	321.8
Stock-based compensation	60.7	49.5
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	(25.8)	257.3
Noncash lease expense	85.2	62.9
Impairment of equity method investments	2.4	136.1
Net gain in connection with Exchangeable Shares	(44.7)	—
Goodwill impairment	2,250.0	—
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(7.7)	6.9
Inventories	(54.2)	(90.4)
Prepaid expenses and other current assets	(47.2)	(49.1)
Accounts payable	117.4	24.5
Other accrued expenses and liabilities	(117.4)	37.1
Other	(158.8)	115.8
Total adjustments	2,218.0	986.0
Net cash provided by (used in) operating activities	2,557.5	2,346.8

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(931.5)	(911.9)
Purchase of business, net of cash acquired	(158.7)	(7.5)
Investments in equity method investees and securities	(31.1)	(34.6)
Proceeds from sale of assets	34.8	21.8
Proceeds from sale of business	—	5.4
Other investing activities	(11.7)	(3.1)
Net cash provided by (used in) investing activities	(1,098.2)	(929.9)

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	744.8
Principal payments of long-term debt	(956.0)	(807.5)
Net proceeds from (repayments of) short-term borrowings	648.7	(706.4)
Dividends paid	(551.3)	(491.1)
Purchases of treasury stock	(668.1)	(249.7)
Proceeds from shares issued under equity compensation plans	66.2	89.0
Payments of minimum tax withholdings on stock-based payment awards	(13.8)	(11.2)
Payments of debt issuance, debt extinguishment, and other financing costs	(0.1)	(5.3)
Distributions to noncontrolling interests	(47.5)	(35.0)
Payment of contingent consideration	(0.7)	—
Purchase of noncontrolling interest	(16.2)	—
Net cash provided by (used in) financing activities	(1,538.8)	(1,472.4)

Effect of exchange rate changes on cash and cash equivalents	0.8	0.7

Net increase (decrease) in cash and cash equivalents	(78.7)	(54.8)
Cash and cash equivalents, beginning of period	152.4	133.5
Cash and cash equivalents, end of period	$73.7	$78.7

Supplemental disclosures of noncash investing and financing activities
Additions to property, plant, and equipment	$111.3	$178.1
Purchase of noncontrolling interest	$9.2	$—

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOVEMBER 30, 2024
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

2.    INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	November 30, 2024	February 29, 2024
(in millions)
Raw materials and supplies	$244.8	$254.1
In-process inventories	1,198.9	1,096.0
Finished case goods	685.9	728.2
	$2,129.6	$2,078.3

The inventories balance at November 30, 2024, exclude amounts reclassified to assets held for sale. See Notes 5 and 7 for further discussion.

3.    DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2024 Annual Report and have not changed significantly for the nine months and three months ended November 30, 2024.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The aggregate notional value of outstanding derivative instruments is as follows:

	November 30, 2024	February 29, 2024
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$2,854.4	$2,045.6
Pre-issuance hedge contracts	$75.0	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$448.9	$735.9
Commodity derivative contracts	$337.9	$397.5

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2024, the estimated fair value of derivative instruments in a net liability position due to counterparties was $60.1 million. If we were required to settle the net liability position under these derivative instruments on November 30, 2024, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 4):

Assets			Liabilities
	November 30, 2024	February 29, 2024		November 30, 2024	February 29, 2024
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$44.2	$154.1	Other accrued expenses and liabilities	$34.9	$3.5
Other assets	$43.4	$153.5	Deferred income taxes and other liabilities	$77.8	$0.2
Pre-issuance hedge contracts:
Prepaid expenses and other	$3.1	$—	Other accrued expenses and liabilities	$—	$—

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Assets			Liabilities
	November 30, 2024	February 29, 2024		November 30, 2024	February 29, 2024
(in millions)
Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.0	$3.6	Other accrued expenses and liabilities	$0.9	$1.7
Commodity derivative contracts:
Prepaid expenses and other	$5.7	$4.8	Other accrued expenses and liabilities	$18.7	$27.9
Other assets	$3.2	$1.4	Deferred income taxes and other liabilities	$6.1	$8.1

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2024
Foreign currency contracts	$(209.2)	Sales	$0.6
		Cost of product sold	89.5
Pre-issuance hedge contracts	3.1	Interest expense, net	—
	$(206.1)		$90.1

For the Nine Months Ended November 30, 2023
Foreign currency contracts	$177.1	Sales	$(0.2)
		Cost of product sold	102.3
Pre-issuance hedge contracts	0.5	Interest expense, net	(0.4)
	$177.6		$101.7

For the Three Months Ended November 30, 2024
Foreign currency contracts	$(62.0)	Sales	$0.3
		Cost of product sold	18.9
Pre-issuance hedge contracts	3.1	Interest expense, net	—
	$(58.9)		$19.2

For the Three Months Ended November 30, 2023
Foreign currency contracts	$27.2	Sales	$—
		Cost of product sold	36.6
Pre-issuance hedge contracts	(0.1)	Interest expense, net	(0.1)
	$27.1		$36.5

We expect $8.3 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2024
Commodity derivative contracts	Cost of product sold	$(10.5)
Foreign currency contracts	Selling, general, and administrative expenses	(31.0)
		$(41.5)

For the Nine Months Ended November 30, 2023
Commodity derivative contracts	Cost of product sold	$(28.9)
Foreign currency contracts	Selling, general, and administrative expenses	12.7
		$(16.2)

For the Three Months Ended November 30, 2024
Commodity derivative contracts	Cost of product sold	$(0.8)
Foreign currency contracts	Selling, general, and administrative expenses	(4.3)
		$(5.1)

For the Three Months Ended November 30, 2023
Commodity derivative contracts	Cost of product sold	$(13.3)
Foreign currency contracts	Selling, general, and administrative expenses	(9.8)
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

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

Long-term debt
The fair value of our fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement). As of November 30, 2024, the carrying amount of long-term debt, including the current portion, was $10,689.0 million, compared with an estimated fair value of $10,075.5 million. As of February 29, 2024, the carrying amount of long-term debt, including the current portion, was $11,637.9 million, compared with an estimated fair value of $10,775.8 million.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of November 30, 2024, and February 29, 2024, due to the relatively short maturity of these instruments.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2024
Assets:
Foreign currency contracts	$—	$88.6	$—	$88.6
Commodity derivative contracts	$—	$8.9	$—	$8.9
Pre-issuance hedge contracts	$—	$3.1	$—	$3.1
Liabilities:
Foreign currency contracts	$—	$113.6	$—	$113.6
Commodity derivative contracts	$—	$24.8	$—	$24.8

February 29, 2024
Assets:
Foreign currency contracts	$—	$311.2	$—	$311.2
Commodity derivative contracts	$—	$6.2	$—	$6.2
Liabilities:
Foreign currency contracts	$—	$5.4	$—	$5.4
Commodity derivative contracts	$—	$36.0	$—	$36.0

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Nine Months Ended November 30, 2024
Goodwill (1)	$—	$—	$491.3	$2,250.0
Equity method investments (2)	—	—	—	2.4
Total	$—	$—	$491.3	$2,252.4

For the Nine Months Ended November 30, 2023
Equity method investments (2)	$94.8	$0.6	$0.6	$136.1
(1)Fair value determined during our interim quantitative assessment, excluding goodwill reclassified to held for sale. See Notes 5 and 7 for further discussion.
(2)Included in other assets within our consolidated balance sheets.

Goodwill
As of August 31, 2024, in connection with negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our mainstream and premium wine brands, management updated its Fiscal 2025 outlook for this reporting unit. The updated forecast indicated it was more likely than not the fair value of the Wine and Spirits reporting unit might be below its carrying value. Accordingly, we performed an interim quantitative assessment for goodwill impairment. This assessment indicated that the carrying value of the Wine and Spirits reporting unit exceeded its estimated fair value, resulting in a $2,250.0 million goodwill impairment. This loss from impairment was included in goodwill impairment within our consolidated results for the nine months ended November 30, 2024. See Notes 5, 6, and 9 for further discussion.

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

Equity method investments
As of August 31, 2024, and November 30, 2023, we evaluated certain equity method investments, made through our corporate venture capital function within the Corporate Operations and Other segment, and determined there were other-than-temporary impairments due to business underperformance. These losses from impairment were included in income (loss) from unconsolidated investments within our consolidated results for the respective periods. The estimated fair values were based largely on the cash flows expected to be generated by the investment using unobservable data points.

As of August 31, 2023, we evaluated certain equity method investments, made through our corporate venture capital function, and determined there were other-than-temporary impairments due to business

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

5.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2023	$5,188.9	$2,736.5	$7,925.4
Purchase accounting allocations (1)	—	6.5	6.5
Foreign currency translation adjustments	49.3	(0.9)	48.4
Balance, February 29, 2024	5,238.2	2,742.1	7,980.3
Purchase accounting allocations (2)	—	71.1	71.1
Foreign currency translation adjustments	(117.1)	1.3	(115.8)
Goodwill impairment	—	(2,250.0)	(2,250.0)
Reclassified to assets held for sale (3)	—	(73.2)	(73.2)
Balance, November 30, 2024	$5,121.1	$491.3	$5,612.4
(1)Purchase accounting allocations associated with the June 2023 acquisition of the Domaine Curry wine business.
(2)Preliminary purchase accounting allocations associated with the Sea Smoke acquisition.
(3)In connection with the SVEDKA Divestiture, goodwill associated with the business being sold was reclassified to assets held for sale based on the relative fair value of the portion of the business being sold and the remaining wine and spirits portfolio. The relative fair values were determined using the transaction price and the income approach based on assumptions, including projected revenue growth, terminal growth, and discount rates and other projected financial information. See “Subsequent event” below.

Acquisition
Sea Smoke
In June 2024, we acquired the Sea Smoke business, including a California-based luxury wine brand, vineyards, and a production facility for $158.7 million, net of closing and post-closing adjustments. This transaction

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

Subsequent event
SVEDKA Divestiture
On January 6, 2025, we sold the SVEDKA brand and related assets, primarily including inventory and equipment. We received $409.2 million of cash proceeds, subject to certain post-closing adjustments, which will be used primarily for general corporate purposes. Prior to the completion of the SVEDKA Divestiture, we recorded the results of operations of the SVEDKA brand in the Wine and Spirits segment. We expect to recognize a gain of $250 million to $275 million in connection with this divestiture. This gain will be included within our consolidated results of operations for the year ended February 28, 2025. See Note 7 for further discussion.

6.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	November 30, 2024		February 29, 2024
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.3	$15.2	$85.3	$16.2
Other	20.7	0.3	20.8	0.3
Total	$106.0	15.5	$106.1	16.5

Nonamortizable intangible assets
Trademarks		2,702.7		2,715.2
Total intangible assets		$2,718.2		$2,731.7

The intangible assets balance at November 30, 2024, exclude trademarks reclassified to assets held for sale. We did not incur costs to renew or extend the term of acquired intangible assets for the nine months and three months ended November 30, 2024, and November 30, 2023. Net carrying amount represents the gross carrying value net of accumulated amortization.

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

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
7.    OTHER ASSETS

The major components of other assets are as follows:

	November 30, 2024	February 29, 2024
(in millions)
Operating lease right-of-use asset	$545.0	$615.3
Equity method investments	151.0	170.6
Assets held for sale	110.5	25.7
Other investments in debt and equity securities	100.9	73.0
Exchangeable Shares	58.7	—
Derivative assets	46.6	154.9
Other	133.4	100.5
	$1,146.1	$1,140.0

Equity method investments
The carrying value of our equity method investments are as follows:

	November 30, 2024	February 29, 2024
(in millions)
Canopy Equity Method Investment (1)	$—	$42.5
Other equity method investments	151.0	128.1
	$151.0	$170.6
(1)Following the April 2024 conversion to Exchangeable Shares we no longer apply the equity method.

Assets held for sale
Mexicali Brewery
In July 2024, we sold the remaining assets classified as held for sale at the canceled Mexicali Brewery. These net assets had met held for sale criteria as of February 29, 2024, and through the date of sale.

SVEDKA Divestiture
In January 2025, we completed the SVEDKA Divestiture and sold the related assets classified as held for sale. The SVEDKA net assets had met held for sale criteria as of November 30, 2024, and through the date of sale.

Other investments in debt and equity securities
We have multiple investments through our corporate venture capital function in debt and equity securities.

Exchangeable Shares
As of November 30, 2024, we evaluated the Exchangeable Shares for impairment primarily due to the business and industry factors that led to the decline in Canopy’s common share price since the date of conversion and exchange. We concluded that an impairment did exist, and accordingly, the Exchangeable Shares with a $97.3 million carrying value were written down to $58.7 million, their estimated fair value, resulting in a $38.6 million impairment. The estimated fair value was determined using the same valuation model as of the date of conversion and exchange as noted below. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the nine months and three months ended November 30, 2024. Future impairments, if any, will also be reported in income (loss) from unconsolidated investments within our consolidated results.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
In April 2024, we elected to convert our 17.1 million Canopy common shares into Exchangeable Shares on a one-for-one basis. Additionally, in April 2024, we exchanged C$81.2 million of the principal amount of the C$100.0 million 4.25% promissory note issued to us by Canopy for 9.1 million Exchangeable Shares and forgave all accrued but unpaid interest together with the remaining principal amount of the note. As a result of these transactions, we (i) have 26.3 million Exchangeable Shares and (ii) recognized an $83.3 million net gain in income (loss) from unconsolidated investments within our consolidated results for the nine months ended November 30, 2024. The fair value of Exchangeable Shares on the date of the conversion and exchange was estimated using a valuation model based primarily on the following inputs: (i) Canopy’s common share price, (ii) the expected volatility of Canopy’s common shares, and (iii) the probability and timing of U.S. federal legalization of recreational cannabis. As the Exchangeable Shares are an equity security without a readily determinable fair value, we elected to account for the Exchangeable Shares under the measurement alternative method.

8.    BORROWINGS

Borrowings consist of the following:

	November 30, 2024			February 29, 2024
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$890.1			$241.4
	$890.1			$241.4

Long-term debt
Senior notes	$499.3	$10,180.1	$10,679.4	$11,620.1
Other	4.0	5.6	9.6	17.8
	$503.3	$10,185.7	$10,689.0	$11,637.9

Bank facilities
The Company, CB International, the Administrative Agent, and certain other lenders are parties to the 2022 Credit Agreement. The October 2022 Credit Agreement Amendment revised certain defined terms and covenants in the 2022 Credit Agreement and became effective in April 2024 following the (i) amendment by Canopy of its Articles of Incorporation, (ii) conversion of our Canopy common shares into Exchangeable Shares, and (iii) resignation of our nominees from the board of directors of Canopy.

Information with respect to borrowings under the 2022 Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
November 30, 2024
Revolving credit facility (2) (3)	$—	—%	—%	$11.3	$1,347.2

February 29, 2024
Revolving credit facility (2) (3)	$—	—%	—%	$11.5	$1,997.0
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2022 Credit Agreement and outstanding borrowings under our commercial paper program of $891.5 million and $241.5 million (excluding unamortized discount) as of November 30, 2024 and February 29, 2024, respectively (see “Commercial paper program” below).

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

	November 30, 2024	February 29, 2024
(in millions)
Outstanding borrowings (1)	$890.1	$241.4
Weighted average annual interest rate	5.0%	5.7%
Weighted average remaining term	13 days	4 days
(1)Outstanding commercial paper borrowings are net of unamortized discount.

Debt payments
As of November 30, 2024, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $49.2 million and $21.4 million, respectively) for the remaining three months of Fiscal 2025 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2025	$1.0
Fiscal 2026	1,404.1
Fiscal 2027	603.1
Fiscal 2028	1,801.3
Fiscal 2029	900.0
Fiscal 2030	800.0
Thereafter	5,250.1
$10,759.6

9.    INCOME TAXES

Our effective tax rate for the nine months ended November 30, 2024, was 30.7% of tax benefit compared with 21.3% of tax expense for the nine months ended November 30, 2023. Our effective tax rate for the three months ended November 30, 2024, and November 30, 2023, was 6.6% and 20.0%, respectively.

For the nine months ended November 30, 2024, our effective tax rate did not approximate the federal statutory rate of 21% largely due to (i) the benefit of lower effective tax rates applicable for foreign businesses, (ii) a net income tax benefit recognized as a result of the resolution of various tax examinations and assessments

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
related to prior periods, and (iii) a net income tax benefit following the reversal of valuation allowances for capital loss carryforwards in connection with the SVEDKA Divestiture, partially offset by a net income tax impact resulting from the non-deductible portion of the Wine and Spirits goodwill impairment.

For the three months ended November 30, 2024, our effective tax rate did not approximate the federal statutory rate of 21% largely due to (i) a net income tax benefit following the reversal of valuation allowances for capital loss carryforwards in connection with the SVEDKA Divestiture and (ii) the benefit of lower effective tax rates applicable for foreign businesses.

For the nine months and three months ended November 30, 2023, our effective tax rate approximated the federal statutory rate of 21% as the increase in the valuation allowance related to our investment in Canopy was largely offset by the benefit of lower effective tax rates applicable to our foreign businesses.

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

10.    DEFERRED INCOME TAXES AND OTHER LIABILITIES

The major components of deferred income taxes and other liabilities are as follows:

	November 30, 2024	February 29, 2024
(in millions)
Operating lease liability	$540.4	$588.7
Unrecognized tax benefit liabilities	246.5	407.9
Deferred income taxes	224.1	591.5
Derivative liabilities	83.9	8.3
Deferred revenue	71.3	80.2
Other	93.6	127.7
	$1,259.8	$1,804.3

11.    STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Class A Stock	Class 1 Stock	Class A Stock in Treasury
Balance at February 29, 2024	212,698,298	23,661	29,809,881
Share repurchases	—	—	775,334
Exercise of stock options	—	1,880	(149,324)
Vesting of restricted stock units (1)	—	—	(85,650)
Vesting of performance share units (1)	—	—	(8,757)
Balance at May 31, 2024	212,698,298	25,541	30,341,484

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Class A Stock	Class 1 Stock	Class A Stock in Treasury
Share repurchases	—	—	1,002,947
Exercise of stock options	—	—	(103,561)
Employee stock purchases	—	—	(28,472)
Vesting of restricted stock units (1)	—	—	(5,204)
Balance at August 31, 2024	212,698,298	25,541	31,207,194
Share repurchases	—	—	914,167
Exercise of stock options	—	236	(126,416)
Balance at November 30, 2024	212,698,298	25,777	31,994,945

Balance at February 28, 2023	212,697,428	22,705	29,498,426
Share repurchases	—	—	153,937
Conversion of shares	80	(80)	—
Exercise of stock options	—	800	(129,595)
Vesting of restricted stock units (1)	—	—	(71,189)
Vesting of performance share units (1)	—	—	(13,113)
Balance at May 31, 2023	212,697,508	23,425	29,438,466
Conversion of shares	220	(220)	—
Exercise of stock options	—	606	(364,530)
Employee stock purchases	—	—	(30,172)
Vesting of restricted stock units (1)	—	—	(5,172)
Balance at August 31, 2023	212,697,728	23,811	29,038,592
Share repurchases	—	—	889,429
Conversion of shares	570	(570)	—
Exercise of stock options	—	—	(22,587)
Vesting of restricted stock units (1)	—	—	(68)
Balance at November 30, 2023	212,698,298	23,241	29,905,366
(1)Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Three Months Ended November 30,	For the Nine Months Ended November 30,
2024
Restricted Stock Units	48,501	147	—	48,648
Performance Share Units	5,728	—	—	5,728

2023
Restricted Stock Units	39,839	170	—	40,009
Performance Share Units	8,735	—	—	8,735

Stock repurchases
In each of January 2021 and November 2023, our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock. The Board of Directors did not specify a date upon which these authorizations would expire. Shares repurchased under these authorizations become treasury shares. The 2021 Authorization was fully utilized during the three months ended November 30, 2024.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
For the nine months ended November 30, 2024, through open market transactions, we repurchased 2,462,271 shares of Class A Stock pursuant to the 2021 Authorization at an aggregate cost of $613.7 million and 230,177 shares of Class A Stock pursuant to the 2023 Authorization at an aggregate cost of $54.4 million.

As of November 30, 2024, total shares repurchased under our board authorizations are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization	$2,000.0	$2,000.0	8,337,547
2023 Authorization (1)	$2,000.0	$54.4	230,177
(1)As of November 30, 2024, $1,945.6 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

Purchase of noncontrolling interest
In October 2024, we purchased the remaining 25% noncontrolling interest in Nelson’s Green Brier, a portfolio of Tennessee-based craft bourbon and whiskey products.

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

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2024	2023	2024	2023
(in millions, except per share data)
Net income (loss) attributable to CBI	$293.9	$1,335.0	$615.9	$509.1

Weighted average common shares outstanding – basic	181.988	183.431	181.243	183.525
Stock-based awards, primarily stock options	0.567	0.665	0.510	0.645
Weighted average common shares outstanding – diluted	182.555	184.096	181.753	184.170

Net income (loss) per common share attributable to CBI – basic	$1.61	$7.28	$3.40	$2.77
Net income (loss) per common share attributable to CBI – diluted	$1.61	$7.25	$3.39	$2.76

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
13.    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized net gain (loss) on derivative instruments, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2024
Net income (loss) attributable to CBI			$293.9
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(809.7)	$—	(809.7)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(809.7)	—	(809.7)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(221.3)	25.9	(195.4)
Amounts reclassified	(97.8)	11.5	(86.3)
Net gain (loss) recognized in other comprehensive income (loss)	(319.1)	37.4	(281.7)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.7	(0.2)	0.5
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.7	(0.2)	0.5
Share of OCI of equity method investments
Net gain (loss)	—	—	—
Amounts reclassified	(10.8)	0.2	(10.6)
Net gain (loss) recognized in other comprehensive income (loss)	(10.8)	0.2	(10.6)
Other comprehensive income (loss) attributable to CBI	$(1,138.9)	$37.4	(1,101.5)
Comprehensive income (loss) attributable to CBI			$(807.6)

For the Nine Months Ended November 30, 2023
Net income (loss) attributable to CBI			$1,335.0
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$264.2	$—	264.2
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	264.2	—	264.2
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	192.1	(22.9)	169.2
Amounts reclassified	(108.8)	12.6	(96.2)
Net gain (loss) recognized in other comprehensive income (loss)	83.3	(10.3)	73.0
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.4)	0.1	(0.3)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.4)	0.1	(0.3)

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Share of OCI of equity method investments
Net gain (loss)	(0.9)	(0.1)	(1.0)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.9)	(0.1)	(1.0)
Other comprehensive income (loss) attributable to CBI	$346.2	$(10.3)	335.9
Comprehensive income (loss) attributable to CBI			$1,670.9

For the Three Months Ended November 30, 2024
Net income (loss) attributable to CBI			$615.9
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(222.7)	$—	(222.7)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(222.7)	—	(222.7)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(63.8)	7.6	(56.2)
Amounts reclassified	(20.9)	2.4	(18.5)
Net gain (loss) recognized in other comprehensive income (loss)	(84.7)	10.0	(74.7)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.2	—	0.2
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.2	—	0.2
Share of OCI of equity method investments
Net gain (loss)	—	—	—
Amounts reclassified	(0.8)	0.3	(0.5)
Net gain (loss) recognized in other comprehensive income (loss)	(0.8)	0.3	(0.5)
Other comprehensive income (loss) attributable to CBI	$(308.0)	$10.3	(297.7)
Comprehensive income (loss) attributable to CBI			$318.2

For the Three Months Ended November 30, 2023
Net income (loss) attributable to CBI			$509.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(59.4)	$—	(59.4)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(59.4)	—	(59.4)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	29.3	(3.4)	25.9
Amounts reclassified	(39.3)	4.6	(34.7)
Net gain (loss) recognized in other comprehensive income (loss)	(10.0)	1.2	(8.8)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.1	—	0.1
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.1	—	0.1

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Share of OCI of equity method investments
Net gain (loss)	(1.7)	(0.2)	(1.9)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(1.7)	(0.2)	(1.9)
Other comprehensive income (loss) attributable to CBI	$(71.0)	$1.0	(70.0)
Comprehensive income (loss) attributable to CBI			$439.1

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 29, 2024	$102.9	$266.2	$(2.6)	$10.3	$376.8
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(809.7)	(195.4)	0.5	—	(1,004.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(86.3)	—	(10.6)	(96.9)
Other comprehensive income (loss)	(809.7)	(281.7)	0.5	(10.6)	(1,101.5)
Balance, November 30, 2024	$(706.8)	$(15.5)	$(2.1)	$(0.3)	$(724.7)

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

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
We evaluate segment operating performance based on operating income (loss) of the respective business units. Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2024	2023	2024	2023
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$23.8	$8.5	$8.3	$2.3
Net gain (loss) on undesignated commodity derivative contracts	(10.5)	(28.9)	(0.8)	(13.3)
Flow through of inventory step-up	(7.6)	(2.7)	(5.2)	(1.2)
Comparable Adjustments, Cost of product sold	5.7	(23.1)	2.3	(12.2)

Selling, general, and administrative expenses
Restructuring and other strategic business development costs	(29.9)	(23.6)	(3.6)	(5.3)
Transition services agreements activity	(15.9)	(17.9)	(8.3)	(5.2)
Transaction, integration, and other acquisition-related costs	(0.9)	(0.6)	(0.1)	—
Other gains (losses) (1)	(19.8)	(9.3)	0.5	(0.2)
Comparable Adjustments, Selling, general, and administrative expenses	(66.5)	(51.4)	(11.5)	(10.7)

Goodwill impairment	(2,250.0)	—	—	—
Comparable Adjustments, Operating income (loss)	$(2,310.8)	$(74.5)	$(9.2)	$(22.9)

(1)	Primarily includes the following:
		For the Nine Months Ended November 30,		For the Three Months Ended November 30,
		2024	2023	2024	2023
	(in millions)
	Net loss on foreign currency as a result of the resolution of various tax examinations and assessments	$(20.7)	$—	$—	$—
	Gain (loss) on sale of business	$—	$(15.1)	$—	$(0.2)
	Recognition of a previously deferred gain upon release of a related indemnity	$—	$5.6	$—	$—

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2024 Annual Report. Segment information is as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2024	2023	2024	2023
(in millions)
Beer
Net sales	$6,835.4	$6,459.8	$2,032.4	$1,968.5
Segment operating income (loss)	$2,770.6	$2,509.0	$769.9	$757.3
Capital expenditures	$758.3	$704.4	$186.7	$264.1
Depreciation and amortization	$262.3	$242.2	$93.4	$82.0

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2024	2023	2024	2023
(in millions)
Wine and Spirits
Net sales:
Wine	$1,040.1	$1,180.7	$374.6	$435.8
Spirits	169.0	182.1	56.8	66.6
Net sales	$1,209.1	$1,362.8	$431.4	$502.4
Segment operating income (loss)	$225.4	$287.6	$95.2	$127.6
Income (loss) from unconsolidated investments	$31.4	$38.1	$25.6	$27.5
Equity method investments	$130.5	$130.5	$130.5	$130.5
Capital expenditures	$128.6	$107.1	$38.0	$29.6
Depreciation and amortization	$63.3	$68.1	$20.5	$22.5

Corporate Operations and Other
Segment operating income (loss)	$(180.0)	$(181.8)	$(62.9)	$(65.1)
Income (loss) from unconsolidated investments	$(5.5)	$(62.7)	$(1.7)	$(8.3)
Equity method investments	$20.5	$102.8	$20.5	$102.8
Capital expenditures	$44.6	$100.4	$3.7	$36.2
Depreciation and amortization	$15.2	$12.5	$5.4	$3.9

Comparable Adjustments
Operating income (loss)	$(2,310.8)	$(74.5)	$(9.2)	$(22.9)
Income (loss) from unconsolidated investments	$39.9	$(452.8)	$(38.9)	$(61.0)

Consolidated
Net sales	$8,044.5	$7,822.6	$2,463.8	$2,470.9
Operating income (loss)	$505.2	$2,540.3	$793.0	$796.9
Income (loss) from unconsolidated investments (1)	$65.8	$(477.4)	$(15.0)	$(41.8)
Equity method investments	$151.0	$233.3	$151.0	$233.3
Capital expenditures	$931.5	$911.9	$228.4	$329.9
Depreciation and amortization	$340.8	$322.8	$119.3	$108.4

(1)	Income (loss) from unconsolidated investments consists of:
		For the Nine Months Ended November 30,		For the Three Months Ended November 30,
		2024	2023	2024	2023
	(in millions)
	Net gain (loss) in connection with Exchangeable Shares (i)	$44.7	$—	$(38.6)	$—
	Equity in earnings (losses) from other equity method investees and related activities	26.0	32.4	23.9	26.0
	Unrealized net gain (loss) on securities measured at fair value (i)	(2.5)	(85.4)	—	(11.0)
	Impairment of equity method investments	(2.4)	(136.1)	(0.3)	(0.3)
	Equity in earnings (losses) from Canopy and related activities	—	(288.3)	—	(56.5)
		$65.8	$(477.4)	$(15.0)	$(41.8)
(i)Effective as of May 31, 2023, we determined that the 2023 Canopy Promissory Note did not have future economic value given the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, prior to the

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
maturity of the note. Accordingly, the fair value of the remaining balance for this instrument was determined to be zero. In April 2024, we exchanged the 2023 Canopy Promissory Note for Exchangeable Shares. Additionally, as of November 30, 2024, we impaired our Exchangeable Shares.

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

Disaggregation of income statement expenses
In November 2024, the FASB issued a standard requiring disaggregated information about certain income statement expense line items to be disclosed in the notes to the financial statements on an annual and interim basis. We are required to adopt these disclosures for our annual period ending February 29, 2028, with early adoption permitted and this standard may be applied retrospectively. We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 26

MD&A	Table of Contents
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

Results of operations.    This section provides an analysis of our results of operations presented on a business segment basis for the three months ended November 30, 2024, and November 30, 2023, and nine months ended November 30, 2024, and November 30, 2023. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

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

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 27

MD&A	Table of Contents
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

Goodwill impairment
As of August 31, 2024, in connection with negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our mainstream and premium wine brands, management updated its Fiscal 2025 outlook for this reporting unit. Based on the aforementioned factors, we performed an interim quantitative assessment for goodwill impairment which indicated that the carrying value of the Wine and Spirits reporting unit exceeded its estimated fair value, resulting in a $2,250.0 million goodwill impairment. This loss from impairment was included in goodwill impairment within our consolidated results for Nine Months 2025. See Notes 4, 5, and 9 for further discussion.

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

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 28

MD&A	Table of Contents
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

Our business strategy for the Wine and Spirits segment continues to focus on delivering growth and improving margins by driving our higher-end brands and operating efficiencies, while also seeking to deliver value from our mainstream brands. We have reshaped our portfolio through an enhanced focus on higher-end, higher-margin, and higher-growth wine and spirits brands. Our business is organized into three distinct category-based teams focused on (i) U.S. wine, (ii) international wine, and (iii) spirits. While each team has its own distinct brand execution strategy, all three remain aligned to the goal of accelerating performance by growing organic net sales and expanding margins. In addition, we are advancing our aim to become a global, omni-channel competitor in line with evolving consumer preferences. Our business continues its efforts to progressively expand into DTC channels (including hospitality), 3-tier eCommerce, and international markets, while remaining a major supplier in U.S. 3-tier brick-and-mortar distribution. In markets where it is feasible, we entered into a contractual arrangement with Southern Glazer’s Wine and Spirits to consolidate our U.S. distribution in order to obtain dedicated distributor selling resources which focus on our U.S. wine and spirits portfolio to drive organic growth.

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

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to continue to achieve comparable earnings per share growth as well as our target net leverage ratio on a comparable basis and target dividend payout ratio; investing to support the growth of our business; and delivering additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been affected by macroeconomic headwinds, including rising unemployment, inflation, changing prices, other unfavorable global and regional economic conditions, global supply chain disruptions and constraints, and geopolitical events, as well as reductions in the discretionary income of consumers available to purchase our products and shifting consumer behaviors. Additionally, ongoing macroeconomic headwinds, particularly rising unemployment, have led to a recent deceleration in the rate of growth of consumer demand for our products. We are also monitoring potential changes to trade and tariff policies, particularly on imports from Mexico into the U.S. and possible retaliatory tariffs imposed by the Mexican government. We expect some or all of these impacts to continue during the remainder of Fiscal 2025 which could have a material impact on our results of operations. We intend to continue to monitor the economic environment, the shifting behavior of consumers, and their impacts on our business. In addition, we are continuing our commodity and foreign exchange hedging programs while also seeking to identify additional cost savings, inventory management, and efficiency initiatives. However, there can be no assurance that we will be able to fully mitigate rising costs, including as a result of potential new tariffs, through increased selling prices, cost savings, inventory management, and efficiency initiatives, and/or our commodity and foreign exchange hedging programs. Furthermore, to the extent climate-related severe weather events, such as droughts, floods, wildfires, extreme heat, and/or late frosts, or other weather conditions that constrain consumer purchasing occasions, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents
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

Serving as good stewards of our environment and natural resources
Improving water availability and resilience for our communities where we operate; reducing GHG emissions through energy conservation and renewable energy initiatives; and reducing operational waste and enhancing our use of returnable, recyclable, or renewable packaging
Enhancing social equity within our industry and communities
Championing the professional development and advancement of women in the beverage alcohol industry and our communities; enhancing economic development and prosperity in disadvantaged communities; and championing an inclusive workplace culture, characterized by diversity in background and thought, which reflects our consumers and the communities where we live and work
Promoting responsible beverage alcohol consumption
Ensuring the responsible promotion and marketing of our products; and empowering adults to make responsible choices in their alcohol (substance) consumption by supporting fact-based education, engagement programs, and policies

Recent Development

SVEDKA Divestiture
On January 6, 2025, we sold the SVEDKA brand and related assets, primarily including inventory and equipment. We received $409.2 million of cash proceeds, subject to certain post-closing adjustments, which will be used primarily for general corporate purposes. Prior to the completion of the SVEDKA Divestiture, we recorded the results of operations of the SVEDKA brand in the Wine and Spirits segment. We expect to recognize a gain of $250 million to $275 million in connection with this divestiture. This gain will be included within our consolidated results of operations for Fiscal 2025. This transaction supports our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumer.

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

Daleville Facility
In May 2023, we sold the Daleville Facility in connection with our decision to exit the craft beer business.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents
Wine and Spirits segment
Nelson’s Green Brier investment
In October 2024, we purchased the remaining 25% noncontrolling interest in Nelson’s Green Brier, a portfolio of Tennessee-based craft bourbon and whiskey products.

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

These Wine and Spirits segment activities support our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

Corporate Operations and Other segment
Corporate ventures
As of August 31, 2024, and November 30, 2023, we evaluated certain equity method investments, made through our corporate venture capital function, and determined there were other-than-temporary impairments due to business underperformance, for the respective periods.

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

Exchangeable Shares —
As of November 30, 2024, we evaluated the Exchangeable Shares for impairment primarily due to the business and industry factors that led to the decline in Canopy’s common share price since the date of conversion and exchange. We concluded that an impairment did exist, and accordingly, the Exchangeable Shares with a $97.3 million carrying value were written down to $58.7 million, their estimated fair value, resulting in a $38.6 million impairment. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Third Quarter 2025 and Nine Months 2025.

In April 2024, we elected to convert our 17.1 million Canopy common shares into Exchangeable Shares on a one-for-one basis. Additionally, in April 2024, we exchanged C$81.2 million of the principal amount of our 2023 Canopy Promissory Note for 9.1 million Exchangeable Shares and forgave all accrued but unpaid interest together with the remaining principal amount of the note. As a result of these transactions, we (i) have 26.3 million Exchangeable Shares and (ii) recognized an $83.3 million net gain based on the fair value of Exchangeable Shares on the date of the conversion and exchange. This net gain is included in income (loss) from unconsolidated investments within our consolidated results for Nine Months 2025.

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

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents
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

For additional information on this recent development and these divestitures, acquisitions, and investments refer to Notes 4, 5, 7, and 11.

Results of Operations

Financial Highlights

Third Quarter 2025 compared with Third Quarter 2024

•Our results of operations were positively impacted by (i) no longer recognizing equity losses from Canopy’s results following the conversion of our Canopy common shares to Exchangeable Shares and (ii) improvements within the Beer segment as a successful execution of cost savings initiatives and a favorable impact from pricing outpaced higher marketing spend as compared to Third Quarter 2024, partially offset by (i) a Third Quarter 2025 impairment of our Exchangeable Shares and (ii) a decline in Wine and Spirits segment net sales.

•Net sales remained relatively flat as a decline in Wine and Spirits net sales led by a decrease in branded shipment volume were offset by an increase in Beer net sales driven primarily by the favorable pricing and shipment volume growth.

•Operating income remained relatively flat as the decline in Wine and Spirits segment net sales was offset by (i) lower losses recognized on undesignated commodity derivative contracts for Third Quarter 2025 as compared to Third Quarter 2024 and (ii) improvements within the Beer segment as the successful execution of cost savings initiatives and the favorable pricing outpaced the higher marketing spend.

•Net income attributable to CBI and diluted net income per common share attributable to CBI increased 21% and 23%, respectively, largely due to lower provision for income taxes and the items discussed above.

Nine Months 2025 compared to Nine Months 2024

•Our results of operations were negatively impacted by the Nine Months 2025 Wine and Spirits goodwill impairment and a decline in the Wine and Spirits segment driven by a decrease in branded shipment volume, partially offset by (i) no longer recognizing equity losses from Canopy’s results following the conversion of our Canopy common shares to Exchangeable Shares, (ii) improvements within the Beer segment driven by 4.6% shipment volume growth and our successful execution of cost savings initiatives, (iii) a Nine Months 2024 impairment of our then-existing Canopy Equity Method

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents
Investment, (iv) a decrease in unrealized net losses on securities measured at fair value, and (v) a net gain in connection with Exchangeable Shares for the Nine Months 2025.

•Net sales increased 3% largely due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing, partially offset by a decline in Wine and Spirits net sales led by a decrease in branded shipment volume.

•Operating income decreased 80% largely due to the Nine Months 2025 Wine and Spirits goodwill impairment, partially offset by the improvements within the Beer segment resulting from shipment volume growth, lower cost of product sold, driven by the successful execution of cost savings initiatives, and favorable pricing.

•Net income attributable to CBI and diluted net income per common share attributable to CBI each decreased 78% largely due to the items discussed above, partially offset by a Nine Months 2025 benefit from income taxes as compared to a provision for income taxes for Nine Months 2024.

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

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Third Quarter 2025	Third Quarter 2024	Nine Months 2025	Nine Months 2024
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$8.3	$2.3	$23.8	$8.5
Flow through of inventory step-up	(5.2)	(1.2)	(7.6)	(2.7)
Net gain (loss) on undesignated commodity derivative contracts	(0.8)	(13.3)	(10.5)	(28.9)
Comparable Adjustments, Cost of product sold	2.3	(12.2)	5.7	(23.1)

Selling, general, and administrative expenses
Transition services agreements activity	(8.3)	(5.2)	(15.9)	(17.9)
Restructuring and other strategic business development costs	(3.6)	(5.3)	(29.9)	(23.6)
Transaction, integration, and other acquisition-related costs	(0.1)	—	(0.9)	(0.6)
Other gains (losses)	0.5	(0.2)	(19.8)	(9.3)
Comparable Adjustments, Selling, general, and administrative expenses	(11.5)	(10.7)	(66.5)	(51.4)

Goodwill impairment	—	—	(2,250.0)	—
Comparable Adjustments, Operating income (loss)	$(9.2)	$(22.9)	$(2,310.8)	$(74.5)

Comparable Adjustments, Income (loss) from unconsolidated investments	$(38.9)	$(61.0)	$39.9	$(452.8)

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
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

Other gains (losses)
We recognized other gains (losses) primarily from (i) a net loss on foreign currency as a result of the resolution of various tax examinations and assessments (Nine Months 2025), (ii) losses on the sales of the Daleville Facility and Craft Beer Divestitures (Nine Months 2024), and (iii) recognition of a previously deferred gain upon release of a related indemnity (Nine Months 2024).

Goodwill impairment
We recognized a goodwill impairment in connection with negative trends within our Wine and Spirits business (Nine Months 2025). For additional information, refer to Notes 4, 5, and 9.

Income (loss) from unconsolidated investments
We recognized income (loss) primarily from (i) a net gain (loss) in connection with Exchangeable Shares (Third Quarter 2025, Nine Months 2025), (ii) comparable adjustments to equity in losses from Canopy’s results (Third Quarter 2024, Nine Months 2024), (iii) an impairment of our then-existing Canopy Equity Method Investment (Nine Months 2024), (iv) unrealized net losses from the changes in fair value of our securities measured at fair value (Nine Months 2025, Third Quarter 2024, Nine Months 2024), (v) impairment of our Exchangeable Shares (Third Quarter 2025, Nine Months 2025), and (vi) impairments of certain other equity method investments. For additional information, refer to Notes 4 and 7.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
Business Segments
Third Quarter 2025 compared to Third Quarter 2024

Net sales

	Third Quarter 2025	Third Quarter 2024	Dollar Change	Percent Change
(in millions)
Beer	$2,032.4	$1,968.5	$63.9	3%
Wine and Spirits:
Wine	374.6	435.8	(61.2)	(14%)
Spirits	56.8	66.6	(9.8)	(15%)
Total Wine and Spirits	431.4	502.4	(71.0)	(14%)
Consolidated net sales	$2,463.8	$2,470.9	$(7.1)	(0%)

Beer segment	Third Quarter 2025	Third Quarter 2024	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,032.4	$1,968.5	$63.9	3%

Shipments	102.7	101.1		1.6%

Depletions				3.2%

The increase in Beer net sales is due to (i) $39.2 million of favorable impact from pricing in select markets and (ii) $31.2 million of shipment volume growth, partially offset by $6.5 million of unfavorable product mix primarily from a shift in package types. While our shipment volume growth benefited from continued consumer demand, we believe it was negatively impacted by subdued overall spend and prolonged value seeking behavior among consumers. Additionally, shipments trailed depletions due to normal seasonality and the impact of planned maintenance activities at our breweries.

Wine and Spirits segment	Third Quarter 2025	Third Quarter 2024	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$431.4	$502.4	$(71.0)	(14%)

Shipments	5.1	6.1		(16.4%)
U.S. Wholesale shipments	4.3	5.4		(20.4%)

Depletions				(4.3%)

The decrease in Wine and Spirits net sales is largely driven by (i) a $74.8 million decrease in branded wine and spirits shipment volume, (ii) a $12.2 million decrease in non-branded net sales led by a decline in bulk wine sales, and (iii) a $7.8 million decrease from pricing actions in certain markets, as well as a $2.5 million decrease in contractual distributor payments as compared to Third Quarter 2024, partially offset by $26.4 million of favorable product mix driven by consumer-led premiumization. The decrease in branded wine and spirits shipment volume is attributable to our U.S. wholesale market, primarily driven by declines in both the overall wine market and in our mainstream and premium wine brands, as well as retailer inventory destocking.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents
Gross profit

	Third Quarter 2025	Third Quarter 2024	Dollar Change	Percent Change
(in millions)
Beer	$1,076.7	$1,039.1	$37.6	4%
Wine and Spirits	205.3	243.7	(38.4)	(16%)
Comparable Adjustments	2.3	(12.2)	14.5	NM
Consolidated gross profit	$1,284.3	$1,270.6	$13.7	1%

The increase in Beer gross profit is due to (i) the $39.2 million favorable impact from pricing and (ii) $16.5 million of shipment volume growth, partially offset by (i) $14.9 million of increased cost of product sold and (ii) $3.2 million of unfavorable product mix. The higher cost of product sold is primarily due to (i) $15.1 million of higher depreciation resulting from the Mexico Beer Projects, (ii) a $9.4 million increase in brewery costs, including compensation and benefits, and (iii) $8.1 million of higher material costs, including malt and aluminum, partially offset by $5.9 million of favorable foreign currency translation benefit and (i) $5.6 million of decreased transportation costs and (ii) $4.1 million of favorable fixed cost absorption related to increased production levels as compared to Third Quarter 2024, each driven by efficiency initiatives. To partially offset the increase in cost of product sold we are executing efficiency initiatives focused largely on logistics and procurement that resulted in almost $40 million of cost savings for Third Quarter 2025.

The decrease in Wine and Spirits gross profit is attributable to a $43.2 million decline in branded wine and spirits shipment volume and the $7.8 million impact from pricing actions in certain markets, as well as the $2.5 million decrease in contractual distributor payments, partially offset by $15.5 million of reduced cost of product sold. The decrease in cost of product sold was largely attributable to lower operational costs, including transportation and warehousing costs, partially offset by increased raw materials costs, including grapes, and unfavorable fixed cost absorption related to decreased production levels as compared to Third Quarter 2024.

Gross profit as a percent of net sales increased to 52.1% for Third Quarter 2025 compared with 51.4% for Third Quarter 2024. This increase was largely due to (i) approximately 80 basis points of favorable impact from Beer pricing, (ii) approximately 65 basis points of rate growth from lower cost of product sold within the Wine and Spirits segment, and (iii) a favorable change in Comparable Adjustments, contributing 60 basis points, partially offset by (i) approximately 65 basis points of rate decline from unfavorable product mix within the Wine and Spirits segment and (ii) approximately 60 basis points of rate decline from higher cost of product sold within the Beer segment.

Selling, general, and administrative expenses

	Third Quarter 2025	Third Quarter 2024	Dollar Change	Percent Change
(in millions)
Beer	$306.8	$281.8	$25.0	9%
Wine and Spirits	110.1	116.1	(6.0)	(5%)
Corporate Operations and Other	62.9	65.1	(2.2)	(3%)
Comparable Adjustments	11.5	10.7	0.8	NM
Consolidated selling, general, and administrative expenses	$491.3	$473.7	$17.6	4%

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents

The increase in Beer selling, general, and administrative expenses is largely driven by $32.8 million of higher marketing spend primarily led by advertising campaigns to support our high-end imported beer brands, partially offset by $7.5 million of decreased general and administrative expenses. The decrease in general and administrative expenses is primarily due to lower short-term incentive accruals and favorable foreign currency impact as compared to Third Quarter 2024.

The decrease in Wine and Spirits selling, general, and administrative expenses is largely due to $3.7 million and $2.4 million of decreased general and administrative expenses and marketing spend, respectively. The decrease in general and administrative expenses is driven by lower short-term incentive accruals and depreciation expense, partially offset by higher other payroll expenses as compared to Third Quarter 2024. Marketing as a percentage of net sales increased year-over-year driven by support of our largest brands.

The decrease in Corporate Operations and Other selling, general, and administrative expenses is largely due to lower short-term incentive accruals, partially offset by higher (i) stock-based compensation expense, (ii) consulting services, (iii) depreciation expense as a result of our June 2024 corporate headquarters relocation, and (iv) other payroll expenses as compared to Third Quarter 2024.

Selling, general, and administrative expenses as a percent of net sales increased to 19.9% for Third Quarter 2025 as compared to 19.2% for Third Quarter 2024. The increase is largely driven by (i) approximately 50 basis points of rate growth from Beer selling, general, and administrative expenses and (ii) approximately 30 basis points of rate growth from Wine and Spirits as the decrease in Wine and Spirits net sales exceeded the decrease in selling, general and administrative expenses, partially offset by approximately 10 basis points of rate decline from Corporate Operations and Other selling, general, and administrative expenses.

Operating income (loss)

	Third Quarter 2025	Third Quarter 2024	Dollar Change	Percent Change
(in millions)
Beer	$769.9	$757.3	$12.6	2%
Wine and Spirits	95.2	127.6	(32.4)	(25%)
Corporate Operations and Other	(62.9)	(65.1)	2.2	3%
Comparable Adjustments	(9.2)	(22.9)	13.7	NM
Consolidated operating income (loss)	$793.0	$796.9	$(3.9)	(0%)

The increase in Beer operating income is largely attributable to the cost savings initiatives, the favorable impact from pricing, and shipment volume growth, partially offset by the increased marketing spend, higher depreciation, and increase in brewery costs, as described above.

The decrease in Wine and Spirits operating income is largely attributable to the decline in branded wine and spirits shipment volume and impact from pricing actions in certain markets, partially offset by the lower cost of product sold, as described above.

As previously discussed, the decrease in Corporate Operations and Other operating loss is largely due to net compensation and benefits impacts.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
Income (loss) from unconsolidated investments

	Third Quarter 2025	Third Quarter 2024	Dollar Change	Percent Change
(in millions)
Net gain (loss) in connection with Exchangeable Shares	$(38.6)	$—	$(38.6)	NM
Equity in earnings (losses) from other equity method investees and related activities	23.9	26.0	(2.1)	(8%)
Equity in earnings (losses) from Canopy and related activities	—	(56.5)	56.5	NM
Impairment of equity method investments	(0.3)	(0.3)	0.0	0%
Unrealized net gain (loss) on securities measured at fair value	—	(11.0)	11.0	NM
	$(15.0)	$(41.8)	$26.8	64%

Interest expense, net
Interest expense, net remained relatively flat at $104.4 million for Third Quarter 2025 as compared to $104.2 million for Third Quarter 2024 as (i) approximately 5 basis points of higher weighted average interest rates and (ii) a decrease in capitalized interest in connection with the Mexico Beer Projects as compared to the Third Quarter 2024 were offset by approximately $40 million of lower average borrowings. For additional information, refer to Note 8.

(Provision for) benefit from income taxes
The provision for income taxes decreased to $44.5 million for Third Quarter 2025 from $130.0 million for Third Quarter 2024. Our effective tax rate for Third Quarter 2025 was 6.6% as compared with 20.0% for Third Quarter 2024. In comparison to prior year, our income taxes were impacted primarily by the net income tax benefit resulting from the reversal of valuation allowances for capital loss carryforwards in connection with the SVEDKA Divestiture. For additional information, refer to Note 9.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI increased to $615.9 million for Third Quarter 2025 from $509.1 million for Third Quarter 2024. This increase of $106.8 million, or 21%, is largely attributable to the lower provision for income taxes as compared to Third Quarter 2024.

Nine Months 2025 compared to Nine Months 2024

Net sales

	Nine Months 2025	Nine Months 2024	Dollar Change	Percent Change
(in millions)
Beer	$6,835.4	$6,459.8	$375.6	6%
Wine and Spirits:
Wine	1,040.1	1,180.7	(140.6)	(12%)
Spirits	169.0	182.1	(13.1)	(7%)
Total Wine and Spirits	1,209.1	1,362.8	(153.7)	(11%)
Consolidated net sales	$8,044.5	$7,822.6	$221.9	3%

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents

Beer segment	Nine Months 2025	Nine Months 2024	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$6,835.4	$6,459.8	$375.6	6%

Shipments	346.4	331.1		4.6%

Depletions (1)				3.9%
(1)Includes an adjustment to remove volumes associated with the Craft Beer Divestitures for the period March 1, 2023, through May 31, 2023.
The increase in Beer net sales is due to (i) $296.4 million of shipment volume growth and (ii) $124.3 million of favorable impact from pricing in select markets, partially offset by $45.1 million of unfavorable product mix primarily from a shift in package types. While our shipment volume growth benefited from continued consumer demand, we believe it was negatively impacted by subdued overall spend and prolonged value seeking behavior among consumers. We expect shipment volume to generally align with depletion volume for Fiscal 2025.

Wine and Spirits segment	Nine Months 2025	Nine Months 2024	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,209.1	$1,362.8	$(153.7)	(11%)

Shipments	16.2	18.1		(10.5%)
U.S. Wholesale shipments	14.1	15.9		(11.3%)

Depletions				(11.6%)

The decrease in Wine and Spirits net sales is largely driven by (i) a $132.9 million decrease in branded wine and spirits shipment volume, (ii) a $20.5 million decrease in non-branded net sales led by a decline in bulk wine sales, and (iii) $10.6 million of unfavorable product mix, partially offset by $16.1 million from higher contractual distributor payments as compared to Nine Months 2024. The decrease in branded wine and spirits shipment volume is attributable to our U.S. wholesale market, primarily driven by declines in both the overall wine market and in our mainstream and premium wine brands, as well as retailer inventory destocking. We expect U.S. Wholesale shipment volume to generally align with depletion volume for Fiscal 2025.

Gross profit

	Nine Months 2025	Nine Months 2024	Dollar Change	Percent Change
(in millions)
Beer	$3,656.2	$3,366.5	$289.7	9%
Wine and Spirits	538.0	634.9	(96.9)	(15%)
Comparable Adjustments	5.7	(23.1)	28.8	NM
Consolidated gross profit	$4,199.9	$3,978.3	$221.6	6%

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents

The increase in Beer gross profit is primarily due to (i) $158.3 million of shipment volume growth, (ii) the $124.3 million of favorable impact from pricing, and (iii) $37.0 million of reduced cost of product sold, partially offset by $29.9 million of unfavorable product mix. The reduced cost of product sold is primarily due to (i) $35.4 million of favorable fixed cost absorption related to increased production levels as compared to Nine Months 2024, (ii) $29.2 million of decreased transportation costs, (iii) $13.7 million due to costs related to a voluntary product recall of select kegs for Nine Months 2024, and (iv) $7.5 million of lower material costs, including aluminum, cartons, and lumber, each driven by efficiency initiatives, tempered by higher malt costs, partially offset by (i) $25.9 million of higher depreciation resulting from the Mexico Beer Projects and (ii) a $23.9 million increase in brewery costs, including compensation and benefits. To partially offset the expected increases in cost of product sold we are executing initiatives focused largely on logistics and procurement that resulted in nearly $155 million of cost savings for Nine Months 2025.

The decrease in Wine and Spirits gross profit is attributable to (i) a $73.7 million decrease in branded wine and spirits shipment volume and (ii) $40.1 million of unfavorable product mix from lower-margin net sales, partially offset by (i) $16.1 million from the higher contractual distributor payments and (ii) $4.9 million of reduced cost of product sold. The decrease in cost of product sold was largely attributable to lower operational costs, including short-term incentive accruals and transportation and warehousing costs, partially offset by unfavorable fixed cost absorption related to decreased production levels as compared to Nine Months 2024 and increased raw materials costs, including grapes.

Gross profit as a percent of net sales increased to 52.2% for Nine Months 2025 compared with 50.9% for Nine Months 2024. This increase was largely due to (i) 75 basis points of favorable impact from Beer pricing, (ii) approximately 45 basis points of rate growth from lower cost of product sold within the Beer segment, (iii) a favorable change in Comparable Adjustments, contributing approximately 35 basis points, and (iv) approximately 15 basis points of rate growth from non-branded net sales, partially offset by approximately 45 basis points of rate decline resulting from unfavorable product mix within the Wine and Spirits segment.

Selling, general, and administrative expenses

	Nine Months 2025	Nine Months 2024	Dollar Change	Percent Change
(in millions)
Beer	$885.6	$857.5	$28.1	3%
Wine and Spirits	312.6	347.3	(34.7)	(10%)
Corporate Operations and Other	180.0	181.8	(1.8)	(1%)
Comparable Adjustments	66.5	51.4	15.1	NM
Consolidated selling, general, and administrative expenses	$1,444.7	$1,438.0	$6.7	0%

The increase in Beer selling, general, and administrative expenses is largely driven by $46.9 million of additional marketing spend primarily led by advertising campaigns to support our high-end imported beer brands as well as new product launches, partially offset by $18.4 million of decreased general and administrative expenses. The decrease in general and administrative expenses is primarily due to lower short-term incentive accruals and decreased legal expenses, partially offset by higher other compensation and benefits, including stock-based compensation expense.

The decrease in Wine and Spirits selling, general, and administrative expenses is largely driven by $26.6 million and $8.0 million of decreased general and administrative expenses and marketing spend, respectively. The decrease in general and administrative expenses is primarily due to lower (i) short-term incentive accruals, (ii) litigation expenses, and (iii) consulting services. Marketing spend as a percentage of net sales remained relatively consistent year-over-year.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents

Corporate Operations and Other selling, general, and administrative expenses remained relatively flat as decreased costs associated with lower short-term incentive accruals and a tax credit resulting from our June 2024 corporate headquarters relocation were offset by higher (i) stock-based compensation expense, (ii) consulting services, (iii) other payroll expenses, and (iv) depreciation expense driven by the headquarters relocation.

Selling, general, and administrative expenses as a percent of net sales decreased to 18.0% for Nine Months 2025 as compared with 18.4% for Nine Months 2024. The decrease is largely driven by (i) approximately 55 basis points of rate decline as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses and (ii) approximately 10 basis points of rate decline from a decrease in Wine and Spirits’ selling, general, and administrative expenses, partially offset by an unfavorable change in Comparable Adjustments, contributing approximately 20 basis points of rate growth.

Operating income (loss)

	Nine Months 2025	Nine Months 2024	Dollar Change	Percent Change
(in millions)
Beer	$2,770.6	$2,509.0	$261.6	10%
Wine and Spirits	225.4	287.6	(62.2)	(22%)
Corporate Operations and Other	(180.0)	(181.8)	1.8	1%
Comparable Adjustments	(2,310.8)	(74.5)	(2,236.3)	NM
Consolidated operating income (loss)	$505.2	$2,540.3	$(2,035.1)	(80%)

The increase in Beer operating income is largely attributable to the shipment volume growth, cost savings initiatives, and the favorable impact from pricing, partially offset by the increased marketing spend, unfavorable product mix, the higher depreciation, and the increase in brewery costs, as described above.

The decrease in Wine and Spirits operating income is largely attributable to the decline in branded wine and spirits shipment volume and unfavorable product mix, partially offset by decreased selling, general, and administrative expenses and the higher contractual distributor payments, as described above.

As previously discussed, Corporate Operations and Other operating loss remained relatively flat as lower net compensation and benefits impacts and the tax credit were offset by higher consulting services.

Income (loss) from unconsolidated investments

	Nine Months 2025	Nine Months 2024	Dollar Change	Percent Change
(in millions)
Net gain in connection with Exchangeable Shares	$44.7	$—	$44.7	NM
Equity in earnings (losses) from other equity method investees	26.0	32.4	(6.4)	(20%)
Equity in earnings (losses) from Canopy and related activities	—	(288.3)	288.3	NM
Impairment of equity method investments	(2.4)	(136.1)	133.7	98%
Unrealized net gain (loss) on securities measured at fair value	(2.5)	(85.4)	82.9	97%
	$65.8	$(477.4)	$543.2	114%

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents
Interest expense, net
Interest expense, net decreased to $311.2 million for Nine Months 2025 as compared to $333.7 million for Nine Months 2024. This decrease of $22.5 million, or 7%, is largely due to (i) approximately $265 million of lower short-term and long-term average borrowings and (ii) an increase in capitalized interest in connection with the Mexico Beer Projects as compared to Nine Months 2024. For additional information, refer to Note 8.

(Provision for) benefit from income taxes
The (provision for) benefit from income taxes increased to $79.7 million for Nine Months 2025 from $(368.4) million for Nine Months 2024. Our effective tax rate for Nine Months 2025 was 30.7% as compared with 21.3% for Nine Months 2024. In comparison to prior year, our income taxes were impacted primarily by:

•a Nine Months 2025 net income tax benefit recognized following the (i) resolution of various tax examinations and assessments related to prior periods and (ii) reversal of valuation allowances for capital loss carryforwards in connection with the SVEDKA Divestiture; partially offset by
•the net income tax impacts resulting from the (i) non-deductible portion of the Wine and Spirits goodwill impairment and (ii) sale of the remaining assets at the canceled Mexicali Brewery.

For additional information, refer to Note 9.

We expect our reported effective tax rate for Fiscal 2025 to be in the range of 7% to 9%. This range includes the impact of the SVEDKA Divestiture.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI decreased to $293.9 million for Nine Months 2025 from $1,335.0 million for Nine Months 2024. This decrease of $1,041.1 million, or 78%, is largely attributable to the Nine Months 2025 Wine and Spirits goodwill impairment, partially offset by the (i) favorable impact from income (loss) from unconsolidated investments driven by Canopy-related activities, (ii) benefit from income taxes, and (iii) Nine Months 2025 improvements within the Beer segment.

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

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 42

MD&A	Table of Contents
participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of November 30, 2024, and February 29, 2024, the amount payable to this participating financial institution for suppliers who voluntarily participate in the supply chain finance program was $0.8 million and $7.3 million, respectively, and was included in accounts payable within our consolidated balance sheets. We account for payments made under the supply chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

Cash Flows

	Nine Months 2025	Nine Months 2024	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$2,557.5	$2,346.8	$210.7
Investing activities	(1,098.2)	(929.9)	(168.3)
Financing activities	(1,538.8)	(1,472.4)	(66.4)
Effect of exchange rate changes on cash and cash equivalents	0.8	0.7	0.1
Net increase (decrease) in cash and cash equivalents	$(78.7)	$(54.8)	$(23.9)

Operating activities
The increase in net cash provided by (used in) operating activities consists of:

	Nine Months 2025	Nine Months 2024	Dollar Change
(in millions)
Net income (loss)	$339.5	$1,360.8	$(1,021.3)
Unrealized net (gain) loss on securities measured at fair value	2.5	85.4	(82.9)
Deferred tax provision (benefit)	(184.2)	28.2	(212.4)
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	(25.8)	257.3	(283.1)
Impairment of equity method investments	2.4	136.1	(133.7)
Net gain in connection with Exchangeable Shares	(44.7)	—	(44.7)
Goodwill impairment	2,250.0	—	2,250.0
Other non-cash adjustments	326.9	550.0	(223.1)
Change in operating assets and liabilities, net of effects from purchase and sale of business	(109.1)	(71.0)	(38.1)
Net cash provided by (used in) operating activities	$2,557.5	$2,346.8	$210.7

The $38.1 million net change in operating assets and liabilities was largely driven by lower (i) accrued expenses for the Beer segment driven by the timing of marketing accruals and (ii) inventory levels for the Beer segment driven by higher demand for our products. These changes were partially offset by higher (i) accounts payable for the Beer segment resulting from the timing of payments and the growth of our beer business and (ii) inventory levels for the Wine and Spirits segment led by declines in both the overall wine market and in our mainstream and premium wine brands, as well as retailer inventory destocking. Additionally, net cash provided by operating activities was negatively impacted by higher Nine Months 2025 income tax payments following the resolution of various tax examinations and assessments as compared to Nine Months 2024.

Investing activities
Net cash used in investing activities increased to $1,098.2 million for Nine Months 2025 from $929.9 million for Nine Months 2024. This increase of $168.3 million, or 18%, was primarily due to a $151.2 million

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 43

MD&A	Table of Contents
increase in business acquisitions, driven by the June 2024 Sea Smoke acquisition, and $19.6 million of additional capital expenditures, largely related to the Mexico Beer Projects. The increase in net cash used in investing activities was partially offset by $13.0 million in higher proceeds from the sale of assets for Nine Months 2025 as compared to Nine Months 2024.

Financing activities
The increase in net cash provided by (used in) financing activities consists of:

	Nine Months 2025	Nine Months 2024	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(307.4)	$(774.4)	$467.0
Dividends paid	(551.3)	(491.1)	(60.2)
Purchases of treasury stock	(668.1)	(249.7)	(418.4)
Net cash provided by stock-based compensation activities	52.4	77.8	(25.4)
Distributions to noncontrolling interests	(47.5)	(35.0)	(12.5)
Payment of contingent consideration	(0.7)	—	(0.7)
Purchase of noncontrolling interest	(16.2)	—	(16.2)
Net cash provided by (used in) financing activities	$(1,538.8)	$(1,472.4)	$(66.4)

Debt

Total debt outstanding as of November 30, 2024, amounted to $11,579.1 million, a decrease of $300.2 million, or 3%, from February 29, 2024. This decrease consisted of:

Debt repayment	Debt issuance

Bank facilities
The Company, CB International, the Administrative Agent, and certain other lenders are parties to the 2022 Credit Agreement. The October 2022 Credit Agreement Amendment revised certain defined terms and covenants in the 2022 Credit Agreement and became effective in April 2024 following the (i) amendment by Canopy of its Articles of Incorporation, (ii) conversion of our Canopy common shares into Exchangeable Shares, and (iii) resignation of our nominees from the board of directors of Canopy.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 44

MD&A	Table of Contents
General
The majority of our outstanding borrowings as of November 30, 2024, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2025 to calendar 2050.

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

We had the following remaining borrowing capacity available under our 2022 Credit Agreement:

	November 30, 2024	December 31, 2024
(in millions)
Revolving credit facility (1)	$1,347.2	$1,489.2
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2022 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $891.5 million and $749.5 million as of November 30, 2024, and December 31, 2024, respectively.

The financial institutions participating in our 2022 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of November 30, 2024, we and our subsidiaries were subject to covenants that are contained in our 2022 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2022 Credit Agreement. As of November 30, 2024, under our 2022 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of November 30, 2024, we were in compliance with our covenants under our 2022 Credit Agreement and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2024 Annual Report and Note 8.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 45

MD&A	Table of Contents
Common Stock Dividends

On January 8, 2025, our Board of Directors declared a quarterly cash dividend of $1.01 per share of Class A Stock and $0.91 per share of Class 1 Stock payable on February 21, 2025, to stockholders of record of each class as of the close of business on February 7, 2025.

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

Share Repurchase Program

Our Board of Directors authorized the repurchase of our publicly traded common stock of up to $2.0 billion under the 2021 Authorization and an additional repurchase of up to $2.0 billion under the 2023 Authorization. The 2021 Authorization was fully utilized during Third Quarter 2025, through open market transactions.

As of November 30, 2024, total shares repurchased under the 2021 Authorization and the 2023 Authorization are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization	$2,000.0	$2,000.0	8,337,547
2023 Authorization	$2,000.0	$54.4	230,177

Share repurchases under the 2023 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations and/or proceeds from borrowings. Any repurchased shares will become treasury shares, including shares previously repurchased under the 2021 Authorization and the 2023 Authorization.

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

Capital Expenditures

Management reviews the capital expenditure program periodically and modifies it as required to meet current and projected future business needs. We now plan to spend $1.3 billion for capital expenditures in Fiscal 2025, including $1.0 billion for the Beer segment associated primarily with the Mexico Beer Projects. The remaining planned Fiscal 2025 capital expenditures continue to consist of improvements to existing operating facilities and replacements of existing equipment and/or buildings.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 46

MD&A	Table of Contents
Accounting Guidance

Accounting guidance adopted for Nine Months 2025 did not have a material impact on our Financial Statements.

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
◦expected or potential actions of third parties, including possible changes to laws, rules, and regulations, such as potential changes to trade and tariff policies, particularly on imports from Mexico into the U.S. and possible retaliatory tariffs imposed by the Mexican government;
◦the potential impact of climate-related severe weather events or other weather conditions;
◦the expected use of cash proceeds from and gain to be recognized in connection with the SVEDKA Divestiture;
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

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 47

MD&A	Table of Contents
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
•economic and other uncertainties associated with our international operations, including potential new tariffs;
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
•impacts of our acquisition, divestiture, investment, and new product innovation strategies and activities, including the Sea Smoke acquisition and the SVEDKA Divestiture;
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

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 48

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of November 30, 2024, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, euro, and New Zealand dollar. Approximately 100% of our balance sheet exposures and 92% of our forecasted transactional exposures for the remaining three months of Fiscal 2025 were hedged as of November 30, 2024.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of November 30, 2024, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 88% of our forecasted transactional exposures for the remaining three months of Fiscal 2025 were hedged as of November 30, 2024.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
(in millions)
Foreign currency contracts	$3,303.3	$2,812.2	$(25.0)	$316.5	$210.7	$(185.1)
Commodity derivative contracts	$337.9	$383.9	$(15.9)	$(21.8)	$28.6	$31.4

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of November 30, 2024, and November 30, 2023, we had $75.0 million and $125.0 million, respectively, of outstanding cash flow designated, Pre-issuance hedge contracts designed to minimize interest rate volatility on our future debt issuances. There were no cash flow designated or undesignated interest rate swap contracts outstanding as of November 30, 2024, or November 30, 2023.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 49

OTHER KEY INFORMATION	Table of Contents
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

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
(in millions)
Fixed interest rate debt	$10,759.6	$11,320.0	$(10,075.5)	$(10,320.7)	$(562.7)	$(599.2)
Pre-issuance hedge contracts	$75.0	$125.0	$3.1	$(0.1)	$5.5	$(3.2)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $3.7 million and $6.7 million for the nine months ended November 30, 2024, and November 30, 2023, respectively.

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

Internal control over financial reporting
In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended November 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 50

OTHER KEY INFORMATION	Table of Contents
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

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 51

OTHER KEY INFORMATION	Table of Contents
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
(in millions, except share and per share data)
September 1 – 30, 2024	—	$—	—	$2,164.5
October 1 – 31, 2024	633,250	$240.99	633,250	$2,011.9
November 1 – 30, 2024	280,917	$235.99	280,917	$1,945.6
Total	914,167	$239.45	914,167
(1)In January 2021, we announced that our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock under the 2021 Authorization. The Board of Directors did not specify a date upon which the 2021 Authorization would expire. Share repurchases for the periods included herein were effected through open market transactions and exclude the impact of Federal excise tax owed pursuant to the IRA. In November 2024, we utilized the remaining $11.9 million available under the 2021 Authorization to repurchase 50,740 shares of Class A Stock excluding the impact of Federal excise tax owed pursuant to the IRA, through open market transactions, thereby completing the 2021 Authorization.
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

Item 5.    Other Information.

10b5-1 Trading Plans
On November 14, 2024, William A. Newlands, our President and Chief Executive Officer and a member of our Board of Directors, adopted a 10b5-1 Trading Plan that provides for the potential sale of (i) 100% of the Net Shares Received upon the vesting of 12,772 restricted stock units and up to 19,670 performance stock units in May 2025, and (ii) the exercise and sale of up to 75,608 stock options, in each case in amounts and subject to certain price limitations set forth in the plan. The 19,670 performance stock units reflect a payout at the maximum level for this award; however, any actual payout of shares may be less than this amount and will be based on the level of achievement of the performance criteria associated with the award. The 10b5-1 Trading Plan was adopted during an open insider trading window, and no sales will commence under the plan until completion of the required cooling off period. The 10b5-1 Trading Plan terminates on November 11, 2025, unless terminated sooner in accordance with its terms.

During the three months ended November 30, 2024, none of our other directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 52

OTHER KEY INFORMATION	Table of Contents
Item 6.    Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	November 10, 2022

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.1.1	Supplemental Indenture No. 8, with respect to 4.750% Senior Notes due 2024, dated as of November 3, 2014, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	November 7, 2014

4.1.2	Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated as of December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 8, 2015

4.1.3	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.1.4	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.1.5	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.1.6	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.1.7	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.1.8	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.1.9	Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	October 29, 2018

4.1.10	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.1.11	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.1.12	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.1.13	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	April 27, 2020

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 53

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.1.14	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.1.15	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.1.16	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.1.17	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

4.1.18	Supplemental Indenture No. 32 with respect to 5.000% Senior Notes due 2026, dated as of February 2, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	February 2, 2023

4.1.19	Supplemental Indenture No. 33 with respect to 4.900% Senior Notes due 2033, dated as of May 1, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2023

4.1.20	Supplemental Indenture No. 34 with respect to 4.800% Senior Notes due 2029, dated as of January 11, 2024, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	January 11, 2024

4.2	Restatement Agreement, dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Tenth Amended and Restated Credit Agreement dated as of April 14, 2022, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 15, 2022

4.2.1	Amendment No. 1, dated as of October 18, 2022, to Tenth Amended and Restated Credit Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.2	October 26, 2022

10.1	Form of Executive Employment Agreement between the Company and certain of its Executive Officers (including E. Yuri Hermida) (filed herewith). *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 54

OTHER KEY INFORMATION	Table of Contents

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Designates management contract or compensatory plan or arrangement.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.

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

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 55

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	January 10, 2025	By:	/s/ Darrell Hearne
Darrell Hearne, Senior Vice President and Controller

Date:	January 10, 2025	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q3 FY 2025 Form 10-Q	#WORTHREACHINGFOR I 56