Form 10-K
period 2025-02-28
CONSTELLATION BRANDS, INC.
filed 2025-04-23
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s Class A Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $38.5 billion.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 16, 2025, is set forth below:
Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	177,993,028
Class 1 Common Stock, par value $.01 per share	27,167
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Constellation Brands, Inc. to be issued for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III to the extent described therein.

Market positions and industry data discussed in this Form 10-K are as of calendar 2024 and have been obtained or derived from industry and government publications and our estimates. The industry and government publications include: Beer Marketers Insights; Beverage Information Group; Impact Databank Review and Forecast; International Wine and Spirits Research (IWSR); Circana; Beer Institute; and National Alcohol Beverage Control Association. We have not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on U.S. dollar sales.

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements, including without limitation:

•The statements under Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding:
◦upholding our leadership position in the U.S. beer market and repositioning our wine and spirits business, including through the 2025 Wine Divestitures Transaction, to a portfolio of exclusively higher-end brands that we believe will generate higher growth and higher margins, as well as expanding our supply channels;
◦our mission, core values, business strategy, including our strategic vision, growth plans, and Digital Business Acceleration initiatives;
◦our beer expansion, optimization, and/or construction activities, including anticipated scope, capacity, costs, capital expenditures, and timeframes for completion;
◦our innovation, marketing, sales, and distribution plans, activities, and strategies, access to and availability of production materials, impacts of government regulations, environmental sustainability, CSR, and human capital strategies, aspirations, and targets;
◦our enterprise-wide cybersecurity program, including our ability to prevent, identify, respond to, or mitigate the impacts of cyber threats or incidents;
◦the condition, working order, and planned divestiture of certain of our facilities;
◦our long-term financial model, target comparable net leverage and target dividend payout ratios, future operations, financial condition and position, net sales, expenses including potential future impairment losses, hedging programs, cost savings, restructuring, and efficiency initiatives, capital expenditures, effective tax rates and anticipated tax liabilities, expected volume, inventory, supply and demand levels, balance, and trends, access to capital markets, liquidity and capital resources, including our ability to consistently generate robust cash flow and raise or repay debt, and prospects, plans, and objectives of management;
◦the evolving consumer demand environment and trends, non-structural socioeconomic factors, including subdued spend, value-seeking behaviors, and reductions in the discretionary income, elevated unemployment, changing prices, inflation, other unfavorable global and regional economic conditions, demographic trends in the U.S., global supply chain disruptions and constraints, and geopolitical events, as well as retailer destocking impacting our wine and spirits business, and our responses thereto;
◦recent and potential future changes to trade and tariff policies, particularly on imports from Mexico, the European Union including Italy, and New Zealand into the U.S. and retaliatory tariffs imposed on certain product imports originating from the U.S.;
◦expected or potential actions of third parties, including possible changes to laws, rules, and regulations;
◦the potential impact of severe weather events or other weather conditions;
◦the manner, timing, and duration of the share repurchase program and source of funds for share repurchases;
◦the amount and timing of future dividends; and
◦the statements regarding the impacts of recent accounting pronouncements.
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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I i

uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Form 10-K are also subject to the risk, uncertainty, and possible variance from our current expectations regarding:

•potential declines in the consumption of products we sell and our dependence on sales of our Mexican beer brands;
•impacts of our acquisition, divestiture, investment, and NPD strategies and activities, including the 2025 Wine Divestitures Transaction and our ability to complete the transaction on the expected terms, conditions, and timetable;
•dependence upon our trademarks and proprietary rights, including the failure to protect our intellectual property rights;
•potential damage to our reputation;
•competition in our industry and for talent;
•economic and other uncertainties associated with our international operations, including new or increased tariffs;
•water, agricultural and other raw material, and packaging material supply, production, and/or transportation difficulties, disruptions, and impacts, including limited groups of certain suppliers;
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
•severe weather, natural and man-made disasters, climate change, environmental sustainability and CSR-related regulatory compliance and failure to meet environmental sustainability and CSR targets, commitments, and aspirations;
•the success of our cost savings, restructuring, and efficiency initiatives;
•reliance on wholesale distributors, major retailers, and government agencies;
•contamination and degradation of product quality from diseases, pests, weather, and other conditions;
•communicable infection or disease outbreaks, pandemics, or other widespread public health crises impacting our consumers, employees, distributors, retailers, and/or suppliers;
•effects of employee labor activities that could increase our costs;
•our indebtedness and interest rate fluctuations;
•our international operations, worldwide and regional economic trends and financial market conditions, geopolitical uncertainty, or other governmental rules and regulations;
•class action or other litigation we face or may face, including relating to alleged securities law violations, abuse or misuse of our products, product liability, marketing or sales practices, including product labeling, or other matters;
•potential impairments of our intangible assets, such as goodwill and trademarks;
•changes to tax laws, fluctuations in our effective tax rate, accounting for tax positions, the resolution of tax disputes, changes to accounting standards, elections, assertions, or policies, and the potential impact of a global minimum tax rate;
•uncertainties related to future cash dividends and share repurchases, which may affect the price of our common stock;
•ownership of our Class A Stock by the Sands Family Stockholders and their Board of Director nomination rights; and
•the choice-of-forum provision in our Amended and Restated By-laws regarding certain stockholder litigation.

For additional information about risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in this Form 10-K are those described in Item 1A. “Risk Factors” and elsewhere in this Form 10-K and in our other filings with the SEC.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I ii

Defined Terms

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We use terms in this Form 10-K and in our Notes that are specific to us or are abbreviations that may not be commonly known or used.

Term	Meaning

$	U.S. dollars
10b5-1 Trading Plan	a pre-arranged trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act
2018 Authorization	authorization to repurchase up to $3.0 billion of our publicly traded common stock, approved by our Board of Directors in January 2018 and fully utilized during Fiscal 2023
2021 Authorization	authorization to repurchase up to $2.0 billion of our publicly traded common stock, approved by our Board of Directors in January 2021 and fully utilized during Fiscal 2025
2022 Credit Agreement	tenth amended and restated credit agreement, dated as of April 14, 2022, provides for an aggregate revolving credit facility of $2.25 billion, inclusive of October 2022 Credit Agreement Amendment
2022 Restatement Agreement
restatement agreement, dated as of April 14, 2022, that amended and restated our ninth amended and restated credit agreement, dated as of March 26, 2020, which was our then-existing senior credit facility as of February 28, 2022

2022 Wine Divestiture	sale of certain mainstream and premium wine brands and related inventory on October 6, 2022
2023 Authorization	authorization to repurchase up to $2.0 billion of our publicly traded common stock, approved by our Board of Directors in November 2023, replaced by the 2025 Authorization
2023 Canopy Promissory Note	C$100.0 million principal amount of 4.25% promissory note issued to us by Canopy in April 2023, exchanged, in part, for Exchangeable Shares in April 2024
2025 Authorization	authorization to repurchase up to $4.0 billion of our publicly traded common stock, approved by our Board of Directors in April 2025
2025 Restructuring Initiative
an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business, including through enhanced organizational efficiency and optimized expenditures across our organization, with the majority of the work expected to be completed within Fiscal 2026 and net annualized cost savings expected to be fully realized by Fiscal 2028

2025 Wine Divestitures Transaction
in April 2025, we entered into a definitive agreement to fully divest and, in certain instances, exclusively license the trademarks of a portion of our wine and spirits business, primarily centered around our remaining mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities

3-tier	distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer
3-tier eCommerce	digital commerce experience for consumers to purchase beverage alcohol from retailers
3.60% May 2022 Senior Notes	$550.0 million principal amount of 3.60% senior notes issued in May 2022, now repaid in full
4.75% November 2014 Senior Notes	$400.0 million principal amount of 4.75% senior notes issued in November 2014, now repaid in full
ABA	alternative beverage alcohol
Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility
AI	artificial intelligence
Amended and Restated By-Laws	our amended and restated by-laws
Amended and Restated Charter	our amended and restated certificate of incorporation
AOCI	accumulated other comprehensive income (loss)

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I iii

Term	Meaning

April 2022 Term Credit Agreement	amended and restated term loan credit agreement, dated as of March 26, 2020, that provided for aggregate facilities of $491.3 million, consisting of a five-year term loan facility, inclusive of amendments dated as of June 10, 2021, and April 14, 2022, now repaid in full
August 2022 Term Credit Agreement	term loan credit agreement, dated as of August 9, 2022, that provided for a $1.0 billion unsecured delayed draw three-year term loan facility, now repaid in full
C$	Canadian dollars
California	the state of California (U.S.) unless otherwise specified
Canopy	Canopy Growth Corporation, an Ontario, Canada-based public company in which we have an investment
Canopy Debt Securities	debt securities issued by Canopy in June 2018, no longer outstanding
Canopy Equity Method Investment	an investment in Canopy common shares, no longer applicable following conversion of Canopy common shares into Exchangeable Shares in April 2024
CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours
CIO	Chief Information Officer
CISO	Chief Information Security Officer
Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share
Class A Stock	our Class A Common Stock, par value $0.01 per share
Class B Stock	our Class B Convertible Common Stock, par value $0.01 per share, eliminated on November 10, 2022, pursuant to the Reclassification
CMP	crisis management plan
CODM	chief operating decision maker, our President and Chief Executive Officer
Comparable Adjustments
certain items affecting comparability that have been excluded because management uses this information in monitoring and evaluating the results and underlying business trends of the core operations of the Company and/or in internal goal setting

CPG	consumer packaged goods
Craft Beer Divestitures	the Four Corners Divestiture and the Funky Buddha Divestiture, collectively
CSR	corporate social responsibility
current Mexican breweries	the Nava Brewery and the Obregón Brewery, collectively
Daleville Facility	production facility located in Roanoke, Virginia, sold in May 2023
Depletions	represent U.S. distributor shipments of our respective branded products to retail customers, based on third-party data
DGCL	General Corporation Law of the State of Delaware
Digital Business Acceleration	a multi-year initiative by the Company to create a cohesive digital strategy and build an advanced digital business
DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier
Effective Time	the time that the Amended and Restated Charter was duly filed with the Secretary of State of the State of Delaware on November 10, 2022
EHS	environmental, health, and safety
Employee Stock Purchase Plan	the Company’s 1989 Employee Stock Purchase Plan, under which 9,000,000 shares of Class A Stock may be issued
ERM	enterprise risk management
ESG	environmental, social, and governance
Exchangeable Shares	class of non-voting and non-participating exchangeable shares in Canopy which are convertible into common shares of Canopy on a one-for-one basis

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I iv

Term	Meaning

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	our consolidated financial statements and notes thereto included herein
Fiscal 2023	the Company’s fiscal year ended February 28, 2023
Fiscal 2024	the Company’s fiscal year ended February 29, 2024
Fiscal 2025	the Company’s fiscal year ended February 28, 2025
Fiscal 2026	the Company’s fiscal year ending February 28, 2026
Fiscal 2027	the Company’s fiscal year ending February 28, 2027
Fiscal 2028	the Company’s fiscal year ending February 29, 2028
Fiscal 2029	the Company’s fiscal year ending February 28, 2029
Fiscal 2030	the Company’s fiscal year ending February 28, 2030
Form 10-K	this Annual Report on Form 10-K for Fiscal 2025 unless otherwise specified
Four Corners Divestiture	sale of the Four Corners craft beer business
Funky Buddha Divestiture	sale of the Funky Buddha craft beer business
GHG	greenhouse gas
GILTI	global intangible low-taxed income
Glass Plant	glass production plant in Nava operated through an equally-owned joint venture with Owens-Illinois
IRA	Inflation Reduction Act of 2022
IRP	IT incident response plan
IT	information technology
Lender	Bank of America, N.A., as lender for the April 2022 Term Credit Agreement
LIBOR	London Interbank Offered Rate
Long-Term Stock Incentive Plan	a stockholder-approved omnibus incentive plan that provides the ability to grant various types of equity and cash awards to eligible plan participants
Mainstream	wine that sells less than $11.00 per bottle at retail and sparkling wine and all other wine that sells less than $13.00 per bottle at retail
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II — Item 7. of this Form 10-K
Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico; sold the remaining assets classified as held for sale in July 2024
Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregón Brewery, Nava Brewery, and Veracruz Brewery
M&T	Manufacturers and Traders Trust Company
NA	not applicable
Nava	Nava, Coahuila, Mexico
Nava Brewery	our brewery located in Nava
Net sales	gross sales less promotions, returns and allowances, and excise taxes
NM	not meaningful
Non-GAAP	financial measures not calculated in accordance with U.S. GAAP, for example, comparable operating income (loss)
Note(s)	notes to the consolidated financial statements under Item 8. of this Form 10-K
NPD	new product development
Obregón	Obregón, Sonora, Mexico
Obregón Brewery	our brewery located in Obregón
OCI	other comprehensive income (loss)
October 2022 Credit Agreement Amendment	amendment dated as of October 18, 2022, to the 2022 Credit Agreement, effective in April 2024

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I v

Term	Meaning

OECD	Organization for Economic Cooperation and Development
Owens-Illinois	O-I Glass, Inc., the ultimate parent of the company with which we have an equally-owned joint venture to operate the Glass Plant
Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances
Premium	wine that sells between $11.00 to $24.99 per bottle at retail and sparkling wine that sells between $13.00 to $34.99 per bottle at retail
Proxy Statement	Proxy Statement for Fiscal 2025 to be issued in connection with the 2025 Annual Meeting of Stockholders of our Company
Purple-team Tests	testing involving collaboration between offensive and defensive cybersecurity teams
Reclassification	the reclassification, exchange, and conversion of the Company’s common stock to eliminate the Class B Stock pursuant to the terms and conditions of the Reclassification Agreement
Reclassification Agreement	reclassification agreement in support of the Reclassification, dated June 30, 2022, among the Company and the Sands Family Stockholders
Registration Rights Agreement	Registration Rights Agreement, dated as of November 10, 2022, by and among the Company and the Sands Family Stockholders
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York
Specified Time	such time as the domestic sale of marijuana could not reasonably be expected to violate the Controlled Substances Act, the Civil Asset Forfeiture Reform Act (as it relates to violation of the Controlled Substances Act), and all related applicable anti-money laundering laws
SVEDKA Divestiture	sale of the SVEDKA brand and related assets, primarily including inventory and equipment on January 6, 2025
U.S.	United States of America
U.S. GAAP	generally accepted accounting principles in the U.S.
Veracruz	Heroica Veracruz, Veracruz, Mexico
Veracruz Brewery	our new brewery being constructed in Veracruz
WildStar	WildStar Partners LLC

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I vi

PART I	ITEM 1. BUSINESS	Table of Contents
Item 1. Business

Introduction

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Modelo Especial, Corona Extra, Pacifico, Robert Mondavi Winery, Kim Crawford, The Prisoner Wine Company, High West, Casa Noble, and Mi CAMPO. In the U.S., we are one of the top growth contributors at retail among beverage alcohol suppliers. We are also the second-largest beer company and have the #1 beer brand, Modelo Especial, in dollar sales in the U.S. We continued to strengthen our leadership position in the U.S. beer market as the #1 share gainer in the high-end beer segment and the overall U.S. beer market. Within wine and spirits, we have implemented a multi-year strategy to reposition this business to a portfolio of exclusively higher-end brands that we believe will generate higher growth and higher margins, aligned to our focus on consumer-led premiumization trends, and we continue to progressively expand our supply channels through DTC and international markets. The strength of our brands makes us a supplier of choice to many of our consumers and our customers, which include wholesale distributors, retailers, and on-premise locations. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

Our mission is to build brands that people love because we believe elevating human connections is Worth Reaching For. It is worth our dedication, hard work, and calculated risks to anticipate market trends and deliver more for our consumers, stockholders, employees, and industry. This dedication is what has driven us to become one of the fastest-growing, large CPG companies in the U.S. at retail.

Headquartered in Rochester, New York, we are a Delaware corporation incorporated in 1972, as the successor to a business founded in 1945.

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

We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a strong talent pipeline with best-in-class people development; investing in infrastructure that supports and enables our business, including data systems and architecture; and exemplifying intentional and proactive fiscal management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with our strategy to address consumer-led premiumization, product, and purchasing trends, which we anticipate will continue to drive faster relative growth rates across beer, wine, and spirits. To continue capitalizing on consumer-led premiumization trends, become more competitive, and grow our business, we have employed a strategy dedicated to organic growth and supplemented by targeted investments and acquisitions. We intend for our multi-year Digital Business Acceleration initiative to enable us to drive results by enhancing our technology capabilities in key areas. In Fiscal 2025, we focused on end-to-end digital supply chain planning, logistics, procurement, and revenue growth management. In Fiscal 2026, we plan to expand this initiative to include consumer insights and analytics. We believe our continued focus on maintaining a strong balance sheet provides a solid financial foundation to support our broader strategic initiatives. As a result of this strategy, we have realized impacts on each segment of our business.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 1

PART I	ITEM 1. BUSINESS	Table of Contents
In our beer business, we focus on upholding our leadership position in the U.S. beer market, including the high-end segment, and continuing to grow our high-end imported beer brands through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. In Fiscal 2026, we intend to increase distribution for key brands, optimize growth through differentiated brand positioning, price pack architecture, and market prioritization, as well as continue to invest in the next phase of modular capacity additions necessary to support our ongoing growth. We remain focused on consumer-led innovation by creating new line extensions behind celebrated, trusted brands and package formats, as well as new to world brands, that are intended to meet emerging needs.

In our wine and spirits business, we continue to focus on delivering growth and improving margins beyond Fiscal 2026 by driving our higher-end brands and operating efficiencies. We have reshaped our portfolio through a series of strategic acquisitions and divestitures to drive our enhanced (and following the anticipated completion of the 2025 Wine Divestitures Transaction, exclusive) focus on higher-end wine and spirits brands that we believe will generate higher growth and higher margins, aligned with our strategy to address consumer-led premiumization trends and meet the evolving needs of our consumers. We remain a key supplier in U.S. 3-tier brick-and-mortar distribution. In addition, we are advancing our aim to become a global, omni-channel competitor in line with consumer preferences as we continue our efforts to progressively expand into DTC channels (including hospitality), 3-tier eCommerce, and international markets.

For further information on our strategy, including factors that could impact our future results of operations and/or financial condition, see “Overview” within MD&A.

Divestitures, acquisitions, and investments

In connection with executing our strategy as outlined above, during Fiscal 2025 we completed the following transactions:

	Date	Description
Beer segment
Mexicali Brewery	July 2024	Sale of the remaining assets at the canceled brewery construction project located in Mexicali, Baja California, Mexico.

Wine and Spirits segment
SVEDKA Divestiture	January 2025	Divestiture of the SVEDKA brand and related assets, primarily including inventory and equipment; supported our focus on consumer-led premiumization trends and meeting the evolving needs of consumers.
Nelson’s Green Brier investment	October 2024
Purchase of the remaining 25% noncontrolling interest of Tennessee-based craft bourbon and whiskey products; supported our focus on consumer-led premiumization trends and meeting the evolving needs of consumers.

Sea Smoke acquisition	June 2024	Acquisition of a luxury wine brand and vineyards; supported our focus on consumer-led premiumization trends and meeting the evolving needs of consumers.

Corporate Operations and Other segment
Canopy Exchangeable Shares	April 2024	We elected to convert our Canopy common shares into and exchange, in part, our 2023 Canopy Promissory Note for Exchangeable Shares.
For further information about our significant Fiscal 2025, Fiscal 2024, and Fiscal 2023 transactions, refer to (i) “Overview” within MD&A and (ii) Note 2.

Business segments

We report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other. The business segments reflect how our operations are managed, how resources are

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 2

PART I	ITEM 1. BUSINESS	Table of Contents
allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

We report net sales in two reportable segments, as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024
(in millions)
Beer	$8,539.8	$8,162.6
Wine and Spirits:
Wine	1,450.1	1,552.1
Spirits	218.8	247.1
Total Wine and Spirits	1,668.9	1,799.2
Consolidated Net Sales	$10,208.7	$9,961.8
Beer segment
We are the #1 brewer and seller of imported beer in the U.S. market. We are also the leader in the high-end segment of the U.S. beer market, which includes the imported and ABA categories. We have the exclusive right to import, market, and sell our Mexican beer brands in all 50 states of the U.S., which include the following:

Modelo Brand Family		Corona Brand Family		Pacifico Brand	Victoria Brand Family
Modelo Especial	Modelo Oro	Corona Extra	Corona Non-Alcoholic	Pacifico	Victoria
Modelo Chelada	Modelo Spiked Aguas Frescas	Corona Familiar	Corona Premier		Vicky Chamoy
Modelo Negra		Corona Light	Corona Sunbrew

Notable achievements in the U.S. include the following: (i) we had 5 of the top 15 share gaining brands across the total beer category, (ii) Modelo Especial was the best-selling beer overall, (iii) Corona Extra was the second largest imported beer and fifth best-selling beer overall, and (iv) Pacifico and Victoria were the top two fastest growing major imported beer brands.

During Fiscal 2025, we spent nearly $940 million on (i) planned expansions and execution of optimization initiatives and (ii) ongoing construction of the Veracruz Brewery. Expansion, optimization, and/or construction activities continue at our breweries in Mexico to support expected future business needs. We expect to spend approximately $2 billion over Fiscal 2026 through Fiscal 2028 largely on such activities. We believe these investments allow us the opportunity to further expand our leadership position in the high-end segment of the

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 3

PART I	ITEM 1. BUSINESS	Table of Contents
U.S. beer market. For further information about our Mexico Beer Projects, refer to (i) “Production” below, (ii) MD&A, and (iii) Note 5.

We are also building on the success of our leading import brand families through our innovation strategy. For example, our Modelo Chelada brands have become an important contributor to our portfolio as the leading chelada in the U.S. beer market. In Fiscal 2025, we continued to build on our successful innovation platform with the launch of new products aligned with our focus on consumer-led premiumization, betterment, and flavor trends, including: (i) two additional pack sizes of Modelo Oro, a light and lower-calorie Mexican beer, to build on its launch in Fiscal 2024, (ii) Modelo Chelada Fresa Picante, a strawberry and chile pepper michelada-style beer, (iii) Modelo Chelada Negra con Chile, our first Modelo Negra chelada flavor launched in select markets, and (iv) Corona Sunbrew, a beer brewed with real citrus peels and a splash of real citrus juice, also launched in select markets. In Fiscal 2026, we launched Corona Sunbrew nationwide.
Wine and Spirits segment
We are a higher-end wine and spirits company in the U.S. market, with a portfolio that we believe will generate higher growth and higher margins. Our wine portfolio is supported by grapes purchased from independent growers, primarily in the U.S. and New Zealand, and vineyard holdings in the U.S., New Zealand, and Italy. Our wine and spirits are primarily marketed in the U.S. and also sold in Australia, Canada, Italy, New Zealand, and other major world markets.

In the U.S., we had 6 of the 100 top-selling higher-end wine brands, with Kim Crawford achieving the 10th spot (1). Some of our well-known wine and spirits brands and portfolio of brands include:

Wine Brands (1)		Wine Portfolio of Brands	Spirits Brands
Kim Crawford	Ruffino	My Favorite Neighbor	Austin Cocktails	Mi CAMPO
Mount Veeder	Sea Smoke	Schrader Cellars	Casa Noble	Nelson’s Green Brier
Robert Mondavi Winery		The Prisoner Wine Company	High West
(1)Excludes brands that are part of the 2025 Wine Divestitures Transaction, including Meiomi and SIMI, which each ranked in the 100 top-selling higher-end wine brands in the U.S.

In Fiscal 2025, the broader wine category continued to experience deceleration in both the U.S. wholesale and international markets, particularly in the lower price point segments of the category. As a result, we have been actively working to address these continued headwinds. The U.S. wholesale decline was partially offset by muted net sales growth in our international markets and DTC channel, which represented 16% of total Wine and Spirits net sales in Fiscal 2025. We continue to believe that beyond Fiscal 2026 our wine and spirits business will return to net sales growth supported by our continued efforts to better align our portfolio with our focus on broader consumer-led premiumization trends, expand our omni-channel capabilities, and extend into select international markets. In April 2025, we entered into a definitive agreement to fully divest and, in certain instances, exclusively license the trademarks of a portion of our wine and spirits business, primarily centered around our remaining mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities. For further information about this transaction, refer to “Recent Development” in MD&A and Note 2.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 4

PART I	ITEM 1. BUSINESS	Table of Contents
Corporate Operations and Other segment
The Corporate Operations and Other segment includes traditional corporate-related items including costs of corporate communications, corporate development, corporate finance, corporate strategy and growth, executive management, human resources, internal audit, investor relations, IT, legal, and public affairs, as well as our Canopy investment and investments made through our corporate venture capital function.

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 5

PART I	ITEM 1. BUSINESS	Table of Contents
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

Beer	Anheuser-Busch InBev, The Boston Beer Company, Heineken, Mark Anthony, Molson Coors

Wine	Deutsch Family Wine & Spirits, Duckhorn Portfolio, GALLO, Ste. Michelle Wine Estates, Treasury Wine Estates, Trinchero Family Estates, The Wine Group

Spirits	Bacardi USA, Brown-Forman, Diageo, Fifth Generation, GALLO, Pernod Ricard, Sazerac Company, Suntory Global Spirits

Production

As of February 28, 2025, our production capacity at our Mexican breweries was approximately 48 million hectoliters. By the end of Fiscal 2028, we expect to increase our capacity in Mexico to approximately 55 million hectoliters to support the growth of our high-end beer brands through continued expansion, optimization, and/or construction activities at our Mexican breweries. For further information on these expansion, optimization, and/or construction activities, refer to (i) MD&A and (ii) Note 5.

In the U.S., we currently operate 12 wineries using many varieties of grapes grown principally in the Napa, Sonoma, Monterey, and San Joaquin regions of California as well as the Willamette Valley region of Oregon. Following the anticipated completion of the 2025 Wine Divestitures Transaction, we expect to operate nine U.S. wineries. We also operate two wineries in New Zealand and five wineries in Italy. Grapes are normally harvested and crushed in August through November in the U.S. and Italy, and in February through May in New Zealand and stored as wine until packaged for sale under our brand names or sold in bulk. The inventories of wine are usually at their highest levels during and after the crush of each year’s grape harvest and are reduced as sold throughout the year. We currently operate four distilleries in the U.S. for the production of our spirits. Certain of our wines and spirits must be aged for multiple years. Therefore, our inventories of wines and spirits may be larger in relation to sales and total assets than in many other businesses.

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
For Fiscal 2025, the package format mix of our Mexican beer volume sold in the U.S. was as follows:
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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 6

PART I	ITEM 1. BUSINESS	Table of Contents
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

Most of our annual grape requirements are satisfied by grower purchases from each year’s harvest. During Fiscal 2025, we received grapes from approximately 350 independent growers located in the U.S. and 35 independent growers located in New Zealand and Italy. We enter into purchase agreements with a majority of these growers with pricing that generally varies year-to-year and is largely based on then-current market prices.

As of February 28, 2025, we owned or leased approximately 18,000 acres of land and vineyards, either fully bearing or under development, in the U.S., New Zealand, and Italy. This acreage supplied only a small percentage of our overall total grape needs for wine production. However, most of this acreage was used to supply a large portion of the grapes used for the production of certain of our higher-end wines. Following the anticipated completion of the 2025 Wine Divestitures Transaction, we expect to own or lease approximately 11,400 acres of land and vineyards.

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

We utilize glass and polyethylene terephthalate bottles and other materials such as caps, corks, capsules, labels, and cardboard cartons in the bottling and packaging of our wine and spirits products. After grape purchases, glass bottles are the largest component of our cost of product sold, comprising more than 95% of our package format mix of our wine and spirits portfolio volume sold for Fiscal 2025. In the U.S., the glass bottle industry is highly concentrated with only a small number of producers. We have traditionally obtained, and continue to obtain, our glass requirements from a limited number of producers under long-term supply arrangements. Currently, one producer supplies most of our glass container requirements for our U.S. operations. We have been able to satisfy our requirements with respect to the foregoing and consider our sources of supply to be adequate at this time.

To enhance our use of sustainable packaging, we have activated multiple projects designed to optimize material consumption, decrease packaging weights, and enable reductions in consumer waste.

Government regulations

We are subject to a range of laws and regulations in the countries in which we operate. Where we produce products, we are subject to environmental laws and regulations, and may be required to obtain environmental and alcohol beverage permits and licenses to operate our facilities. Where we market and sell products, we may be subject to laws and regulations on brand registration, packaging, labeling, and recycling,

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 7

PART I	ITEM 1. BUSINESS	Table of Contents
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

Seasonality

The beverage alcohol industry is subject to seasonality in each major category. As a result, in response to wholesaler and retailer demand which precedes consumer purchases, our beer sales have historically been highest during the first and second quarters of our fiscal year, which correspond to the Spring and Summer periods in the U.S. Our wine and spirits sales have generally been highest during the third quarter of our fiscal year, primarily due to seasonal holiday buying.

Environmental sustainability and CSR

We believe our environmental sustainability and CSR strategies and aspirations enable us to better create and protect value for our business in support of our longer-term business strategy, reflect our Company values, and help address needs that are important to our stockholders, communities, consumers, and employees. We focus on: (i) serving as good stewards of our environment, (ii) investing in our communities, and (iii) promoting responsible beverage alcohol consumption.

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

Human capital resources

As of February 28, 2025, we had approximately 10,600 employees, including approximately 1,300 employees through our equally-owned joint venture with Owens-Illinois. The number of employees will change throughout the year, such as when we employ additional workers during the grape crushing seasons, and due to anticipated reductions in connection with the 2025 Wine Divestitures Transaction and the 2025 Restructuring Initiative within Fiscal 2026.
Employee geographic data is as follows:
Approximately 20% of the employees are covered by collective bargaining agreements. Collective bargaining agreements expiring within one year are minimal. We consider our employee relations generally to be good.

Workforce inclusive culture
To achieve our mission of building brands that people love, we believe it is essential to cultivate a workforce that reflects the consumers and communities we serve. We also believe that building an inclusive culture where all employees can come together and develop strong relationships rooted in mutual understanding, respect, and trust is important to developing a high-performing team, winning with an evolving consumer base, and achieving our strategic ambitions.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 8

PART I	ITEM 1. BUSINESS	Table of Contents
Compensation and benefits
We strive to provide pay, benefits, and services that meet the needs of our employees. The main components of compensation are: (i) base pay, (ii) long-term incentives dependent on a number of factors such as geographic location, market prevalence, and level which can include restricted stock units, stock options, and performance share units, (iii) short-term incentives, and (iv) recognition awards. Base and incentive compensation is reviewed on an annual basis, seeking to ensure it is competitive in the market and giving employees opportunities to earn more for exceeding expectations. Our total rewards program also offers valuable benefits, tools, and resources designed to help employees stay healthy and well, while achieving security, growth, satisfaction, and success.

Professional development
Building strong talent pipelines, delivering best-in-class people development, and championing professional advancement are key components of our human capital strategy which is designed to position our business for long-term growth. We are committed to offering programs, resources, and experiences that empower employees to grow their careers. The University of Constellation Brands, our learning and development center, allows employees to find opportunities to grow, develop, gain new skills and insights, explore, and expand interests through regularly updated curricula. In Fiscal 2025, we (i) spent over $17 million in development and training costs, including the delivery of six executive, leadership, and other development programs as well as leadership coaching workshops for nearly 350 of our people leaders and (ii) produced approximately 400 matched relationships under our formal career development mentoring program.

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

Employee engagement
We assess employee engagement through global engagement and targeted pulse surveys, which provide feedback on a variety of topics, such as belonging, teamwork, recognition, enablement, and well-being. During Fiscal 2025, we conducted a company-wide global culture and engagement survey where we had a response rate of 83% and a favorable engagement measurement of 86% across our surveyed population.

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
The recordable incident rate is defined as total number of worldwide CBI work-related injuries (cases beyond first aid) per 100 full-time employees. The industry average is calculated by taking the weighted average of the most recent (2022) U.S. Bureau of Labor Statistics data for wineries, breweries, and distilleries based on our portfolio mix in February 2025, February 2024, and February 2023 for the years ended February 28, 2025, February 29, 2024, and February 28, 2023, respectively.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 9

PART I	ITEM 1. BUSINESS	Table of Contents
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

$8.0 million
Fiscal 2025 corporate charitable contributions, including Company match of employee donations

Information about our Executive Officers

Executive officers of the Company are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified. Information with respect to our executive officers as of April 23, 2025, is as follows:

William A. Newlands Age 66
President and Chief Executive Officer
Mr. Newlands has served as Chief Executive Officer of the Company and as a director since March 2019 and as President since February 2018. He served as Chief Operating Officer from January 2017 through February 2019 and as Executive Vice President from January 2015 until February 2018. From January 2016 to January 2017 he performed the role of President, Wine and Spirits Division and from January 2015 through January 2016 he performed the role of Chief Growth Officer. Mr. Newlands joined the Company in January 2015. Prior to that he served from October 2011 until August 2014 as Senior Vice President and President, North America of Beam Inc.; as Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc. from December 2010 to October 2011; and as Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010. Beam Inc., a producer and seller of branded distilled spirits products, merged with a subsidiary of Suntory Holding Limited, a Japanese company, in 2014. Prior to October 2011, Beam Global Spirits & Wine, Inc. was the spirits operating segment of Fortune Brands, Inc., which was a leading consumer products company that made and sold branded consumer products worldwide in the distilled spirits, home and security, and golf markets.

James O. Bourdeau Age 60
Executive Vice President and Chief Legal Officer
Mr. Bourdeau is the Executive Vice President and Chief Legal Officer of the Company, having served in the role since December 2017 and as the Company’s Secretary since April 2017. Prior to that he served as the Company’s Senior Vice President and General Counsel, Corporate Development from September 2014 until December 2017. Before joining the Company, Mr. Bourdeau was an attorney with the law firm of Nixon Peabody LLP from July 2000 through September 2014, and a partner from February 2005 through September 2014. Mr. Bourdeau was associated with another law firm from 1995 to 2000.

Paula K. Erickson Age 56
Executive Vice President and Chief Human Resources Officer
Ms. Erickson is the Executive Vice President and Chief Human Resources Officer of the Company, having served in the role since April 2025. Before joining the Company, Ms. Erickson served as Senior Vice President, Chief People, Culture, and Communications Officer with Beam Suntory Inc. (now known as Suntory Global Spirits) from January 2023 until April 2024; as Senior Vice President, Chief Human Resources Officer from November 2014 until December 2022; and as Vice President, Global Communications and Public Relations from 2008 until November 2014. Prior to that, she worked for Ace Hardware Corporation from 1991 to 2008 in various leadership positions across advertising, brand development, communications, and public relations.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 10

PART I	ITEM 1. BUSINESS	Table of Contents

Samuel Glaetzer Age 50
Executive Vice President and President, Wine and Spirits Division
Mr. Glaetzer is the Executive Vice President and President, Wine and Spirits Division of the Company, having served in the role since March 2024. Prior to that he served as the Company’s Senior Vice President, Global Operations and International Sales for the Wine and Spirits Division from March 2021 until March 2024; Senior Vice President, Global Operations, Wine and Spirits from September 2018 until March 2021; Senior Vice President, Production, Wine and Spirits from May 2016 until September 2018; and President and Managing Director, New Zealand and Australia from March 2014 until May 2016. Before joining the Company, Mr. Glaetzer served in roles of increasing responsibility with Treasury Wine Estates and its predecessors from 1996 until 2014.

Garth Hankinson Age 57
Executive Vice President and Chief Financial Officer
Mr. Hankinson is the Executive Vice President and Chief Financial Officer of the Company, having served in the role since January 2020. Prior to that he served as the Company’s Senior Vice President, Corporate Development from February 2016 until January 2020; Vice President, Corporate Development from October 2009 until February 2016; Vice President, Business Development for Constellation’s prior Canadian business from October 2007 until October 2009; and Director of Corporate Development from March 2004 until October 2007.

Michael McGrew Age 51
Executive Vice President, Chief Communications, CSR, and Inclusion Officer
Mr. McGrew is the Executive Vice President, Chief Communications, CSR, and Inclusion Officer of the Company. He has been an Executive Vice President of the Company since April 2020 when he was promoted to Executive Vice President, Chief Communications and CSR Officer. Mr. McGrew also served as Chief Strategy Officer from December 2023 to October 2024 in addition to his other roles. He joined Constellation in September 2014 as Senior Director, Communications – Beer Division and held a number of progressive leadership roles within the Company prior to becoming an Executive Vice President. Before joining the Company, he held a number of roles with increasing responsibility at Grainger, then a $9 billion global provider of industrial supplies and equipment. While at Grainger, from 2011 to 2013 Mr. McGrew served as Director, U.S. Business Communications; from January 2013 to October 2013 he served as Senior Director, U.S. Business & Global Supply Chain Communications; and from October 2013 to September 2014 he served as Senior Director, Communications – Americas, among other roles.

Mallika Monteiro Age 46
Executive Vice President, Managing Director, Beer Brands and Interim Chief Growth and Strategy Officer
Ms. Monteiro is the Executive Vice President, Managing Director, Beer Brands and Interim Chief Growth and Strategy Officer of the Company, having served in the roles since October 2024 and March 2025 (with respect to her Interim role). Prior to that she served as the Company’s Executive Vice President, Chief Growth and Digital Officer and Managing Director, Beer Brands from December 2023 to October 2024; Executive Vice President, Chief Growth, Strategy, and Digital Officer from March 2021 to November 2023; Executive Vice President, Chief Growth and Strategy Officer from October 2019 to February 2021; and Senior Vice President, Chief Growth Officer from October 2018 to September 2019. She joined Constellation in October 2016 as Vice President, Beer Innovation and was given additional responsibilities as Chief of Staff to the Company’s Executive Management Committee in July 2018. Before joining the Company, from July 2014 to September 2016, Ms. Monteiro was a Senior Marketing Director at Anheuser Busch InBev. Prior to joining Anheuser Busch InBev, she served in roles of increasing responsibility with Beam Suntory Inc., including as Associate Brand Manager – Jim Beam from July 2007 to June 2009, Brand Manager – Cognac from July 2009 to December 2011, and Senior Brand Manager – Vodka from January 2012 to June 2014.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 11

PART I	ITEM 1. BUSINESS	Table of Contents

James A. Sabia, Jr. Age 63
Executive Vice President and President, Beer Division
Mr. Sabia is the Executive Vice President and President, Beer Division of the Company, having served in the roles since January 2022 and February 2022, respectively. Prior to that he served as Executive Vice President, Managing Director, Beer Division from March 2021 until January 2022; Executive Vice President, Chief Marketing Officer from May 2018 until March 2021; Chief Marketing Officer of the Company’s Beer Division from 2009 until May 2018; and Vice President, Marketing of the Company’s spirits business from 2007 until 2009. Before joining the Company, Mr. Sabia was with Molson Coors Brewing Company for 17 years.

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

Our Chief Executive Officer and Senior Financial Executive Code of Ethics specifically applies to our chief executive officer, our principal financial officer, and our controller, and is available on our investor relations website. This Chief Executive Officer and Senior Financial Executive Code of Ethics meets the requirements as set forth in the Exchange Act, Item 406 of Regulation S-K. Our Code of Business Conduct and Ethics applies to all employees, directors, and officers, including each person who is subject to the Chief Executive Officer and Senior Financial Executive Code of Ethics. The Code of Business Conduct and Ethics, together with our Global Code of Responsible Practices for Beverage Alcohol Advertising and Marketing, is available on our website under “Our Policies.” Copies of these materials are available in print to any stockholder who requests them. Stockholders should direct such requests in writing to Investor Relations Department, Constellation Brands, Inc., 50 East Broad Street, Rochester, New York 14614, or by telephoning our Investor Center at 1-888-922-2150.

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 12

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Item 1A. Risk Factors

In addition to information discussed elsewhere in this Form 10-K, you should carefully consider the following factors, as well as additional factors not presently known to us or that we currently deem to be immaterial, which could materially affect our business, liquidity, financial condition, and/or results of operations in future periods. These factors, some of which have occurred and/or are occurring, and any of which could occur in the future, are not the only ones we face. The following factors are organized under relevant headings; however, they may be relevant to other headings as well.

Strategic Risks
Potential declines in the consumption of products we sell; dependence on sales of our Mexican beer brands
Our business depends upon consumers’ consumption of our beer, wine, and spirits brands, and sales of our Mexican beer brands in the U.S. represent the vast majority of our business. Consumer preferences, behaviors, perception, and sentiment may shift due to a variety of factors, including changes in taste preferences and leisure, dining, and beverage purchasing and consumption patterns, U.S. demographic trends, trends involving environmental sustainability and CSR matters, changing market dynamics, including consumer-led premiumization, moderation, and betterment trends, pricing, perceived value, branding, marketing, and reputational considerations, geopolitical tensions, and other negative trends impacting our products, business, and the beverage alcohol industry. Further, a limited or general decline in consumption in one or more of our product categories has occurred before and could occur again in the future due to a variety of factors, including:

•reduced consumer discretionary income, subdued overall consumer spending, and value-seeking behavior among consumers as well as elevated unemployment;
•new or increased tariffs, import and excise duties, or other taxes on or impacting beverage alcohol products, including raw and packaging materials;
•uncertainty, instability, or a general decline in economic or geopolitical conditions;
•impacts from inflation, including reduced consumer spending and increased costs, such as for commodities;
•consumer spending shifts, including to other consumer discretionary sectors, such as online gambling;
•concern about the health consequences of consuming beverage alcohol products, including moderation and betterment trends and the impacts of alcohol-related health warning recommendations, such as cancer risk warnings, and about drinking and driving or other safety considerations;
•reduced consumption of beverage alcohol products, including as a result of stricter laws, such as those relating to consumption or driving while under the influence of alcohol, or resulting from consumer dietary preference changes, weight loss regimens and pharmaceuticals, including GLP-1 drugs, or consumers substituting legalized cannabis or hemp-derived or other similar products in lieu of beverage alcohol;
•increased activity from governmental entities, anti-alcohol groups, or other bodies, such as the World Health Organization and the former U.S. Surgeon General, advocating measures or guidelines designed to reduce or eliminate the consumption of beverage alcohol products or require more stringent labeling or warning requirements;
•possible restrictions on beverage alcohol advertising and marketing;
•increased regulation restricting the purchase or consumption of beverage alcohol products;
•changes in immigration laws, regulations, policies, and enforcement impacting consumers, particularly Hispanic consumers;
•the inability of our wine and spirits business to become a global, omni-channel competitor as well as ongoing wine category headwinds and continued inventory destocking by retailers; or
•wars or military conflicts, disease outbreaks or pandemics, quarantines, weather, and natural or man-made disasters, including wildfires, droughts, floods, extreme heat, and/or late frosts.

If these or any other factors cause or continue to cause a decline in the growth rate, amount, or profitability of sales of our Mexican beer brands in the U.S. or any material shift in consumer preferences, behaviors, perception, and sentiment in our major markets away from our beer, wine, and spirits brands, and our Mexican beer brands in particular, or from the categories in which they compete, or if our financial or operational

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 13

PART I	ITEM 1A. RISK FACTORS	Table of Contents
forecasts turn out to be inaccurate, it could adversely affect our business, liquidity, financial condition, and/or results of operations.

Acquisition, divestiture, investment, and NPD strategies and activities
From time to time, we acquire businesses, assets, or securities of companies that we believe will provide a strategic fit with our business. We integrate acquired businesses with our existing operations; our overall internal control over financial reporting processes; and our financial, operations, and information systems. If the financial performance of our business, as supplemented by the assets and businesses acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations or otherwise be adversely affected. We may not effectively assimilate the business or product offerings of acquired companies into our business or within the anticipated costs or timeframes, retain key customers and suppliers or key employees of acquired businesses, or successfully implement our business plan for the combined business. In addition, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates and we may fail to fully realize anticipated cost savings, growth opportunities, or other potential synergies. The fair value of acquired businesses or investments may not remain constant.

We also divest businesses, assets, or securities of companies from time to time, including those that we believe no longer provide a strategic fit with our business, such as the pending 2025 Wine Divestitures Transaction. We have provided and in the future may provide various indemnifications in connection with divestitures of businesses or assets. Divestitures of portions of our business have also resulted and may continue to result in costs stranded in our remaining business. Delays in developing or implementing plans to address such costs could delay or prevent the accomplishment of our financial objectives, and we may be unsuccessful in partially or fully mitigating such costs. The failure to complete any planned divestitures may also result in negative business and financial results. The amount of contingent consideration, if any, received in divestitures may also vary based on various factors, including actual future brand performance.

We have acquired or retained ownership interests in companies which we do not control, such as our joint venture to operate the Glass Plant, our interest in Canopy, and investments made through our corporate venture capital function; and we have acquired control of companies which we did not wholly own. We have also acquired full ownership of companies that we partially owned, such as our acquisitions of the remaining ownership interests in Austin Cocktails, My Favorite Neighbor, and Nelson’s Green Brier. These types of transactions could occur again in the future. Our joint venture partners or the other parties that hold or may hold the remaining ownership interests in companies which we do not control may at any time have economic, business, or legal interests or goals that are inconsistent with our goals or the goals of the joint ventures or those companies. Our joint venture arrangements and the arrangements through which we acquired or hold our other equity or membership interests often require us to, among other matters, pay certain costs, make capital investments, fulfill alone our joint venture partners’ obligations, or purchase other parties’ interests. The entities in which we have an interest have been and may continue to be subject to litigation which may have an adverse impact on their ability to do business or under which they may incur costs and expenses which could have a material adverse impact on their operations or financial condition which, in turn, could negatively impact the value of our investment.

In addition, our continued success depends, in part, on our ability to develop new products. The launch and ongoing success of new products are inherently uncertain, especially with respect to consumer appeal and our ability to deliver optimized marketing in an evolving and dynamic media landscape, including through existing and emerging digital technologies, such as AI and data analytics. A new product launch can give rise to a variety of costs. An unsuccessful launch can, among other things, affect consumer perception of existing brands and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations has resulted and may in the future result in inventory write-offs and other costs.

We may not complete acquisitions, divestitures, or investments on our expected terms, conditions, and timetables, and we may not realize the expected benefits of acquisitions, divestitures, investments, or NPD. We have recognized significant impairment losses and/or write-offs in connection with acquired and divested businesses and investments, such as our recent Wine and Spirits and Canopy-related impairments, and we may do so again in the future. Furthermore, our acquisitions, investments, or joint ventures may not be profitable, our

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 14

PART I	ITEM 1A. RISK FACTORS	Table of Contents
forecasts regarding acquisition, divestiture, or investment activities may not be accurate, or the internal control over financial reporting of entities which we must consolidate as a result of our investment activities but do not control or wholly own may not be as robust as our internal control over financial reporting. Our failure to adequately manage the risks associated with acquisitions, divestitures, investments, or NPD, or the failure of an entity in which we have an equity or membership interest, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Dependence upon trademarks and proprietary rights; failure to protect our intellectual property rights
Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights. We have been granted numerous trademark registrations and use certain trademarks under license covering our brands and products, and we have filed, and expect to continue to file or have filed on our behalf, trademark applications seeking to protect newly developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any such trademark applications. We could also fail to timely renew or protect a trademark, and our competitors could challenge, invalidate, or circumvent any existing or future trademarks issued to, or licensed by, us. We have been and may continue to be subject to litigation related to our trademarks and intellectual property rights. Litigation is inherently unpredictable and subject to substantial uncertainties and unfavorable developments and resolutions could occur. In addition, the amount of time and cost to defend ourselves could be substantial. A substantial adverse judgment or other unfavorable resolution of these matters or our failure to otherwise protect our intellectual property rights as well as the costs associated with such activities could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Damage to our reputation
The success of our brands depends upon consumer perception, including having a positive image of those brands, and maintaining a good reputation is critical to selling our branded products. Our reputation could also be impacted negatively by public perception, adverse publicity (whether or not valid), negative comments or campaigns in social media or other public forums, or our responses relating to, among other things:

•a perceived or actual failure to maintain high ethical standards and responsible operating practices to achieve our business goals;
•perceptions and demands toward, and publicity surrounding or our performance related to, our environmental sustainability and CSR strategies, initiatives, targets, commitments, and aspirations, including impacts of advocacy, protests, boycotts, and similar activities, as well as associated reporting regulations, standards, frameworks, and ratings;
•a perceived or actual failure to address concerns relating to the quality, safety, integrity, or health aspects of our products, including from accidental or deliberate contamination or tampering;
•actions we may take to enhance or safeguard our reputation and uphold our core values, including changes to our operations, sales, advertising, marketing, and NPD;
•allegations that we, or persons currently or formerly employed by or associated with us, have allegedly or actually violated applicable laws or regulations, including those related to safety, employment, discrimination, harassment, whistleblowing, privacy, corporate citizenship, improper business practices, or cybersecurity, or have otherwise engaged in negatively perceived activities;
•marketing or advertising, such as in social media, that results in our products having an unintended association with or appearance near contentious content;
•investors, activists, influencers, or other stakeholders seeking to influence our business, strategies, operations, and products;
•geopolitical tensions and associated negative impacts on our products and business;
•our environmental impact, including the use of agricultural materials, water, and energy, packaging, and waste management;
•our investment in and association with a cannabis business; or
•efforts that are perceived as insufficient to promote the responsible use of alcohol or cannabis.

Various stakeholders have expressed widely divergent views on environmental sustainability, social, human capital, and governance-related matters, among others, and we are faced with conflicting expectations and regulations regarding such matters which has inhibited and may continue to inhibit our ability to achieve a

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 15

PART I	ITEM 1A. RISK FACTORS	Table of Contents
consistently positive perception across our entire stakeholder base. Failure to comply with applicable laws and regulations, maintain an effective system of internal controls, provide accurate and timely financial information, or protect our information systems against service interruptions, theft, or misappropriation of data, or breaches of security, could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations, as well as require additional resources to rebuild our reputation, competitive position, and brand equity and renew investor confidence.

Competition
We operate in a highly competitive and constantly evolving industry, and our sales and profitability have been and could continue to be negatively affected by numerous factors, including:

•our inability to maintain or increase prices or develop successful new products;
•increases in our advertising or marketing expenditures to maintain our competitive position;
•our inability to adopt or effectively deploy existing, new, and/or emerging technologies;
•new or emerging entrants in our market or categories, including from the convergence of beverage categories or from the participation and expansion of large, non-alcoholic beverage companies, some of which have greater resources than we do, into the beverage alcohol space;
•the consolidation of distributors, wholesalers, retailers, suppliers, and other beverage companies;
•the decision of wholesalers, retailers, or consumers to purchase competitors’ products instead of ours, including due to competitive pricing pressures;
•pricing, purchasing, financing, operating, advertising, or promotional and shelf space decisions made by wholesalers, state and local agencies, and retailers as well as in DTC channels which may affect supply of or consumer demand for our products;
•a general decline in beverage alcohol consumption or changes in consumer preferences away from our products, including due to consumer dietary preference changes, weight loss regimens, pharmaceuticals, or consumers substituting legalized cannabis or hemp-derived or other similar products in lieu of beverage alcohol; or
•consumer spending shifts, including to other consumer discretionary sectors, such as online gambling.

Our continued success also depends on our ability to attract and retain a high-quality and inclusive workforce in a competitive environment for talent and to implement our human capital strategy, priorities, and initiatives. We could experience higher expenses to deliver on our human capital strategy, priorities, and initiatives, such as for investment in our personnel, including due to employee turnover, wage inflation, and/or other current or emerging employment trends, particularly in the U.S., to defend ourselves in investigations or against existing or new litigation, or for other reasons. We may be unable to increase our prices to pass along any increased costs we incur to our customers.

Operational Risks
Economic and other uncertainties associated with our international operations, including tariffs
We have production facilities in the U.S., Mexico, New Zealand, and Italy and employees in various countries, and our products are sold in numerous countries. The countries in which we operate impose duties, excise taxes, and/or other taxes on beverage alcohol products, and/or on certain raw materials used to produce our beverage alcohol products in varying amounts. Governmental bodies may propose changes to international trade agreements, treaties, tariffs, taxes, and other government rules and regulations including but not limited to environmental treaties and regulations. Recent developments in international trade relations, including significant changes in U.S. trade policy and actions which include threatened, new, and increased tariffs on other countries and retaliatory tariffs and actions imposed on certain U.S. goods, such as the tariffs on product imports from certain countries (such as Mexico, the European Union including Italy, and New Zealand) imposed by the U.S. government in April 2025, tariffs implemented by certain other countries on U.S. goods, such as the tariffs on certain product imports originating from the U.S. imposed by the Canadian government in March 2025, and subsequent modifications and delays to the various tariffs, have produced heightened uncertainty with respect to trade and tariff policies and regulations affecting trade between the U.S. and other countries, which could continue to alter the global trade environment.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 16

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Significant new or increased tariffs, import and excise duties, or other taxes on or impacting beverage alcohol products, including raw and packaging materials, particularly on imports from Mexico, Italy, and New Zealand, and any additional retaliatory tariffs imposed by those governments on product imports from the U.S., could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. Meanwhile, escalating geopolitical tensions and trade disputes, have resulted and may continue to result in additional sanctions, tariffs, import-export restrictions, boycotts, or trade wars. These activities, when combined with any retaliatory actions that have or may be taken by other countries, have impacted and could continue to pose a significant risk to our business as well as the global economy, such as by shifting consumer behaviors, inhibiting sales, increasing costs, causing further economic and supply chain disruptions (including impacts on prices and supply of certain commodities, such as aluminum, corn, crude oil, natural gas, and steel) and inflationary pressures, and reducing economic activity. The extent and duration of tariffs and the resulting impacts on general economic conditions; stock, credit, and capital market volatility; and our business are uncertain and depend on various factors, many of which are out of our control.

In addition, governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, warehousing, trade and pricing practices, permitted and required labeling, advertising, and relations with wholesalers and retailers. Certain regulations also require warning labels and signage. We may be subject to new or revised regulations, increased licensing fees, requirements, or taxes, regulatory enforcement actions, or longer review periods for applicable regulatory approvals. Additionally, various jurisdictions may seek to adopt significant additional product labeling or warning requirements, limitations, or guidelines on the marketing or sale of our products because of what our products contain or allegations that our products cause adverse health effects. If these types of requirements become applicable to one or more of our major products under current or future laws or regulations, they may inhibit sales of such products or increase our costs. These uncertainties and changes, as well as the decisions, policies, and economic strength of our suppliers and distributors, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Supply of quality water, agricultural, and other raw materials, certain raw and packaging materials purchased under supply contracts; supply chain disruptions and other factors; limited group of certain suppliers
The quality and quantity of water available for use is important to the supply of our agricultural raw materials and our ability to operate our business. Water is a limited resource in many parts of the world. If climate patterns change and droughts continue or become more severe or other restrictions on currently available water resources are imposed, there may be a scarcity of water or poor water quality which may affect our and our suppliers’ operations, increase production costs, or impose capacity constraints. We are dependent on sufficient amounts of quality water for operation of our breweries, wineries, and distilleries, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their vineyards and fields. In addition, water purification and waste treatment infrastructure limitations could increase costs or constrain operations at our production facilities and vineyards. A substantial reduction in water supplies could result in material losses of crops, such as corn, barley, hops, or grapes as well as grape vines which could lead to a shortage of our product supply.

We have substantial brewery operations in Mexico and substantial wine operations in the U.S. (primarily in California), New Zealand, and Italy as well as brewery and distillery operations in the U.S. California has endured and may continue to experience prolonged drought conditions which have resulted in the imposition of certain restrictions on water usage and which could recur. Over the last several years, certain areas of California have also experienced wildfires and flooding. If these conditions or restrictions persist and/or increase in severity, it could have an adverse effect upon those operations. The water supplies for our current Mexican breweries and the Veracruz Brewery, which originate from separate and distinct aquifers, are subject to disruption which could impact our ability to produce our products. The sources of water, methods of water delivery, water quality, or water needs to support our ongoing requirements may change materially in the future. We may incur additional expenses for improving water delivery, quality, and efficiency as well as for securing additional water sources.

Our breweries, the Glass Plant, our wineries, and our distilleries use a large volume of agricultural and other raw materials to produce our products. These include corn starch and sugars, malt, hops, fruits, yeast, and water for our breweries; soda ash and silica sand for the Glass Plant; grapes and water for our wineries; and grain

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 17

PART I	ITEM 1A. RISK FACTORS	Table of Contents
and water for our distilleries. Our breweries, wineries, and distilleries all use large amounts of various packaging materials, including glass, aluminum, cardboard, and other paper products. Our production facilities also use electricity, natural gas, and diesel fuel in addition to renewable energy sources in their operations. Certain raw materials and packaging materials are purchased under contracts of varying maturities. The supply, on-time availability, and price of raw, packaging, and other materials, energy, and other commodities have been and may continue to be affected by many factors beyond our control, including economic factors, tariffs, supply chain disruptions, inflationary pressures, market demand, global geopolitical events and military conflicts, weather events or natural or man-made disasters, including droughts, storms, and wildfires, plant diseases, and theft.

Our breweries, wineries, and distilleries are also dependent upon an adequate supply of glass bottles. Glass bottle costs are one of our largest components of cost of product sold. The Glass Plant produces a majority of the total annual glass bottle supply for our Mexican beer brands, and we have a small number of other suppliers of glass bottles for our Mexican beer brands. At times, we have experienced glass bottle purchasing shortages. Meanwhile, we have two aluminum can suppliers that provide all of our total annual requirements for our Mexican beer brands, with one of those suppliers providing a majority of such aluminum can requirements. In the U.S., glass bottles have only a small number of producers. Currently, one producer supplies a majority of our glass container requirements for our U.S. wine and spirits operations.

To the extent any of the foregoing factors impact our business or operations, including by increasing the costs of our products and we are unable or choose not to pass along such rising costs to consumers through increased selling prices; leading to a shortage of our product supply or inventory levels; or requiring unplanned diversions of funds, resources, and talent to address such factors, we could experience a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Reliance upon complex information systems and third-party global networks; cybersecurity; AI
We depend on IT to enable us to operate efficiently and interface with customers, suppliers, and consumers, maintain financial accuracy and efficiency, and effect accurate and timely governmental reporting, among other activities. If we do not allocate and effectively manage the resources to build and sustain appropriate technology infrastructure, including our global enterprise resource planning system and our planned unified finance platform implementation, we could be subject to transaction or data integrity errors, processing inefficiencies, increased costs, loss of customers, business disruptions, loss of or damage to intellectual property or proprietary information, including through a security breach, penalties associated with the failure to timely file governmental reports, and/or other difficulties. Many groups on a worldwide basis have experienced increases in electronic security breaches, cyberattacks, and other hacking activities such as phishing attacks, denial of service, malware, ransomware, and cyber extortion, and there is the possibility of retaliatory cyberattacks, including by state-sponsored organizations. As with all large IT systems, we have been a target of cyberattackers and other hacking activities and our systems could be penetrated by increasingly sophisticated external or internal threat actors (including through the use of existing and emerging technologies, such as AI) intent on extracting confidential or proprietary information, corrupting our information, disrupting our business processes, engaging in the unauthorized use of strategic information about us or our employees, customers, or consumers, or demanding monetary payment. Such unauthorized access could disrupt our operations and result in various costs and adverse consequences, including the loss of assets, decreased sales, litigation, regulatory actions, remediation costs, increased cybersecurity protection costs, damage to our reputation, harm to our employees, or the failure by us to retain or attract customers or consumers following such an event.

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

The swift pace of technological change has led to a nonuniform and complex set of cybersecurity and data privacy laws, regulations, and standards. Meanwhile, the recent proliferation and rapid evolution of AI

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 18

PART I	ITEM 1A. RISK FACTORS	Table of Contents
technologies, including generative AI and machine learning, has resulted in new challenges, including business, legal and regulatory, and ethical considerations and uncertainty. For example, the use of AI technologies without adequate safeguards could produce flawed or inaccurate recommendations, suggestions, or outcomes or other unintended results or potential vulnerabilities or expose us to liability or adverse legal or regulatory consequences. AI technologies may also intensify the risk of threat actors using such technologies to enhance their capabilities. We have implemented a governance framework that includes policies and processes to address the use of AI technologies by our employees and third-party service providers. Nevertheless, our employees and third-party service providers may not follow our governance framework, including if such providers incorporate AI technologies into their products or systems without disclosing this use to us. We expect that our continued success will depend, in part, on our and our third-party service providers’ ability to continue to effectively leverage existing and emerging technologies, such as AI and data analytics, to gain relevant insights and enhance our business. These circumstances may create risks in our ability to address existing or rapidly developing regulatory or industry standards related to AI technologies and data privacy and to successfully and responsibly utilize AI technologies.

To the extent any of the foregoing factors result in significant disruptions and costs to our operations, fail to produce the anticipated benefits, compromise confidential or sensitive information, imperil our intellectual property, result in harm to our reputation and the public perception of the effectiveness of our IT systems and cybersecurity measures, result in litigation or regulatory actions, and/or reduce the effectiveness of our internal control over financial reporting, it could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

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

Expansion and optimization of current production facilities and construction of new production facilities are subject to various regulatory and developmental risks, including but not limited to: our ability to obtain timely certificate authorizations, necessary approvals and permits from regulatory agencies on terms that are acceptable to us or at all; potential changes in federal, state, and local laws and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project; our inability to acquire rights-of-way or land or water rights on a timely basis on terms that are acceptable to us; or our inability to acquire the necessary energy supplies, including electricity, natural gas, and diesel fuel. Any of these or other unanticipated events could halt or delay the expansion, optimization, or construction of our production facilities.

We may not be able to satisfy our product supply requirements for our Mexican beer brands in the event of a significant disruption at or the partial or total destruction of the current Mexican breweries or the Glass Plant; difficulty shipping and/or warehousing raw materials and product into, within, and/or out of the U.S. or Mexico, including in the event of rail or other freight shipping disruptions with our major providers in each country; or a temporary inability to produce our product due to closure or lower production levels of one or more of our current Mexican breweries. A prolonged closure or restriction of the border between the U.S. and Mexico, particularly at key product and supply crossing points, could result in temporary or longer-term disruptions of sales, consumption, and trade patterns, supply chains, production processes, and/or operations. Also, if the contemplated expansion, optimization, and/or construction activities at our breweries in Mexico are abandoned or not otherwise completed by their targeted completion dates, we may not be able to produce sufficient quantities of our Mexican beer to satisfy our needs in the future. Under such circumstances, we may be unable to obtain our Mexican beer at a reasonable price from another source, if at all. A significant disruption at our current Mexican breweries, or the Glass Plant, even on a short-term basis, could impair our ability to produce and ship products to market on a timely basis. Alternative facilities with sufficient capacity or capabilities may not readily be

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 19

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Our insurance policies do not cover certain types of catastrophes and may not cover certain events such as pandemics. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain insurance coverage, including for property damage and business interruption. If our insurance coverage is adversely affected, or to the extent we have elected to self-insure, there may be greater risk that we may experience an adverse impact to our business, liquidity, financial condition, and/or results of operations.

Severe weather and natural or man-made disasters; climate change; environmental sustainability and CSR-related regulatory compliance; failure to meet environmental sustainability and CSR targets, commitments, and aspirations
Our business depends upon agricultural activity and natural and human capital resources. There has been much public discussion related to concerns that GHGs may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Severe weather events and natural disasters, such as our experiences with wildfires, drought, and/or flooding in California and Oregon, severe winter storms in California, Texas, or Mexico, or late frosts or flooding in New Zealand, and climate change may negatively affect agricultural productivity in the regions from which we source our various agricultural raw materials or the energy powering our production facilities. Decreased availability of our raw materials may increase our cost of product sold. Severe weather events and natural or man-made disasters or changes in their frequency or intensity can also impact product quality; disrupt our supply chains, which may affect production operations, insurance cost and coverage, and delivery of our products to wholesalers, retailers, and consumers; and negatively affect the ability of consumers to purchase our products.

The landscape related to environmental sustainability and CSR-related regulation, compliance, and reporting is constantly evolving, including changing in scope and complexity. For example, the European Commission and the SEC have promulgated rules that would require significantly increased disclosures related to climate change, although each body has taken subsequent actions to limit or abandon their rules, such as the European Commission’s adoption of a package of proposals to simplify and delay various European Union rules and the SEC’s stay of the effectiveness of its rules and its withdrawal of its defense of the rules in the pending

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 20

PART I	ITEM 1A. RISK FACTORS	Table of Contents
litigation in the U.S. Court of Appeals for the Eighth Circuit. Meanwhile, various stakeholders, including governmental bodies, have increasingly expressed or pursued opposing views, sentiments, policies, legislation, and investment expectations with respect to environmental sustainability, social, human capital, and similar initiatives.

We may experience significant future increases in the costs associated with environmental sustainability and CSR-related matters, including fees, licenses, personnel, consultants, reporting, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements, to address other regulations, standards, frameworks, ratings, and activities from various governmental entities and other stakeholders, in our ongoing handling of investor, activist, or influencer activities and campaigns, and/or in the event of investigations or litigation related to such matters. We have disclosed various targets in these areas, including on restoration of water withdrawals, GHG emissions, waste reduction, and circular packaging, and we may disclose new or updated targets or aspirations in these areas in the future. The achievement of such targets or aspirations along with our broader value chain engagement efforts have required and will continue to require us and in some cases third parties with which we do business, such as our suppliers, to make investments and allocate resources.

In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. Due to regulatory complexities, governmental or contractual requirements, uncertainties inherent in litigation, and the risk of unidentified contaminants at our current and former properties, the potential exists for remediation, liability, indemnification, and other costs to differ materially from the costs that we have estimated. We may also incur costs associated with environmental compliance arising from events we cannot control, such as natural or man-made disasters. We may not allot sufficient resources to attain, may not ultimately achieve, may be unable to satisfy all stakeholders regarding, and/or may be subject to government enforcement actions, fines, proceedings, or litigation related to our targets and aspirations, and our costs in relation to any of the foregoing matters may exceed our projections, which could have a material adverse effect upon our business, liquidity, financial condition, and/or results of operations. Even if we achieve our environmental sustainability and CSR targets, commitments, and aspirations, we may not realize all of the benefits that we expected.

Cost savings, restructuring, and efficiency initiatives
We are seeking to unlock cost savings through a wide range of initiatives and restructuring actions, including the 2025 Restructuring Initiative, and we may institute additional cost savings, restructuring, and efficiency measures in the future. These cost reduction and efficiency measures include, but are not limited to, enhancing our organizational efficiency and optimizing expenditures across our organization, such as future opportunities identified across supplier and sourcing optimization, innovation to reduce material and manufacturing costs, and productivity gains across logistics. We may not achieve the anticipated savings or efficiencies from our cost savings, restructuring, and efficiency initiatives. For example, actual charges, costs, and adjustments in connection with these activities may vary materially from our estimates, and events and circumstances, such as financial or strategic difficulties, delays, and unexpected developments, may occur. These activities may also cause potential disruptions to our business or divert management’s time and attention from other business priorities. If we are unable to realize all or a portion of the anticipated cost savings or efficiencies, or if we do not realize such savings or efficiencies on our expected timetable, our ability to fund other initiatives and achieve our financial outlook may be adversely affected. The failure to implement our cost savings, restructuring, and efficiency initiatives in accordance with our expectations could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 21

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Employees of wholesalers or retailers of our products have engaged and may in the future engage in labor strikes, other work stoppages, or other labor activities. Such activities or the replacement or poor performance of our major wholesalers, retailers, or government agencies could result in temporary or longer-term sales disruptions and could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Contamination and degradation of product quality from diseases, pests, and weather and other conditions
Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect sales. Various diseases, pests, fungi, viruses, drought, frosts, wildfires, and certain other weather conditions or the effects of climate conditions, such as smoke taint sustained during the 2020 U.S. West Coast wildfires or the late frost experienced in New Zealand in calendar 2021, could affect the quality and quantity of barley, hops, grapes, and other agricultural raw materials available and decrease the supply and quality of our products. Similarly, power disruptions, such as the outage at our Nava Brewery due to severe winter weather events in calendar 2021, could adversely impact our production processes and the quality of our products. We or our suppliers of agricultural raw materials may not succeed in preventing contamination in existing or future vineyards, fields, or production facilities. Future government restrictions regarding the use of certain materials used in growing grapes or other agricultural raw materials may increase vineyard costs and/or reduce production of grapes or other crops. It is also possible that a supplier may not provide materials or product components which meet our required standards or may falsify documentation associated with the fulfillment of those requirements.

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

Outbreaks of communicable infections or diseases, pandemics, or other widespread public health crises impacting our consumers, employees, distributors, retailers, and/or suppliers
Communicable disease outbreaks, including the COVID-19 pandemic, and other widespread public health crises have resulted and in the future could result in disruptions and damage to our business caused by potential negative consumer purchasing behavior and reduced consumption as well as disruption to our supply chains, production processes, and operations. This includes containment actions that restrict consumer purchasing occasions, including from the inability to leave home or otherwise shop in a normal manner, cancellations of public events, venue closures, or capacity restrictions, as well as reductions in consumer discretionary income due to reduced or limited work and layoffs. Supply disruption may result from restrictions on the ability of employees and others in the supply chain to travel and work, including from quarantines, individual illnesses, or border closures imposed by governments to deter the spread of communicable infections or diseases; determinations by us or our suppliers or distributors to temporarily suspend operations in affected areas; or other actions which restrict or otherwise negatively impact our ability to produce, package, and ship our products, our distributors’ ability to distribute our products, or our suppliers’ ability to provide us with raw, packaging, and other materials. Channels of entry may be closed or operate at reduced capacity, or transportation of product or materials within a region or country may be limited. Our operations and the operations of our suppliers may become less efficient or otherwise be negatively impacted if our or their executive management or other key operational personnel are unable to work or if a significant percentage of our workforce is unable to work at all or at their normal production facility. A future widespread health crisis could once again negatively affect the economies and financial markets of many countries resulting in a global economic downturn which could negatively impact demand for our

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 22

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Financial and Economic Risks
Indebtedness and interest rate fluctuations
We have incurred indebtedness to finance investments and acquisitions, refinance other indebtedness, fund beer operations expansion, optimization, and construction activities and other capital expenditures, pay cash dividends, repurchase shares of our common stock, and fund other general corporate purposes, including working capital. In the future, we may continue to incur additional indebtedness for any or all of these activities. We are exposed to risks associated with interest rate fluctuations, and while the U.S. Federal Reserve has recently been reducing the federal funds rate, we continue to experience an elevated interest rate environment relative to recent historically low interest rates. We could experience further changes in our ability to manage fluctuations in interest rates, including for our variable interest rate debt outstanding or if we need to refinance indebtedness. In addition, our business may not generate sufficient cash flow from operations to meet all our debt service requirements, return value to stockholders such as through payment of dividends or repurchases of shares of our common stock, achieve or maintain our target comparable net leverage ratio, and fund our general corporate and capital requirements.

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

Additionally, any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in an event of default under the terms of those instruments and a downgrade to our credit ratings. A downgrade to our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper or negatively impact the terms under which we refinance our debt. Certain of our debt facilities also contain change of control provisions which, if triggered, may result in an acceleration of our obligation to repay the debt. In addition, certain of our debt and derivative financial instruments have, or in the future could have, interest rates that are tied to reference rates, such as SOFR. The volatility and availability of such reference rates, including establishment of alternative reference rates, is out of our control. Changes to or the unavailability of such rates or the manner for calculation of such reference rates could result in increases to the cost of our debt. In addition, our 2022 Credit Agreement (i) restricts repayment of the loans under the credit agreement with proceeds derived, directly or indirectly, from Canopy prior to the Specified Time, (ii) restricts the use of proceeds from the loans under our credit agreement, directly or indirectly, for any investment in, transaction with, or to fund the activities of or business with Canopy prior to the Specified Time, and (iii) provides that we will not convert any of our outstanding Exchangeable Shares for Canopy common shares or own any Canopy common shares until the Specified Time.

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 23

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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
•protectionist trade policies, sanctions, tariffs, and foreign or domestic legal and regulatory requirements, including those that could result in adverse tax consequences;
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

Unfavorable global or regional economic conditions, including trade barriers, tariffs, trade wars, economic slowdown or recession, instability in the banking sector, and the disruption, volatility, and tightening of credit and capital markets, as well as unemployment, tax increases, governmental spending cuts, or continuing high levels of inflation, could affect consumer spending patterns and purchases of our products. These could also create or exacerbate credit issues, cash flow issues, and other financial hardships for us and our suppliers, distributors, retailers, and consumers. The inability of suppliers, distributors, and retailers to access liquidity could impact our ability to produce and distribute our products.

We could also be affected by nationalization of our international operations, unstable governments, unfamiliar or biased legal systems, intergovernmental disputes, or animus against the U.S. or Mexico, including products produced in those or other countries where we produce our products. Any determination that our operations or activities did not comply with applicable U.S. or foreign laws or regulations could result in the imposition of fines and penalties, interruptions of business, terminations of necessary licenses and permits, and other legal and equitable sanctions.

Class action or other litigation, including relating to alleged securities law violations, abuse or misuse of our products, product liability, marketing or sales practices, including product labeling, or other matters
We have been and may continue to be subject to litigation. There has also been public attention directed at the beverage alcohol industry, which we believe is due to concerns related to harmful use of alcohol, including drinking and driving, underage drinking, and health consequences from the misuse of alcohol. In addition, we have been and could continue to be exposed to claims or lawsuits relating to product liability, marketing or sales practices, including product labeling, privacy, website accessibility, and other matters. With our international operations, we have been and may continue to be subject to risk of a wide variety of other legal claims and proceedings by external parties, employees, and stockholders.

On February 18, 2025, a purported stockholder of the Company filed a putative class action in the United States District Court for the Western District of New York captioned Meza v. Constellation Brands, Inc., et al., Case No. 6:25-cv-6107 (W.D.N.Y.). The complaint names as defendants the Company, our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, and asserts claims for alleged violations of

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 24

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder arising from allegedly materially false or misleading statements or omissions of purportedly material fact concerning, among other things, the Company’s strategies intended to improve the performance of our Wine and Spirits business. The complaint seeks, among other relief, alleged damages in an unspecified amount, attorneys’ fees, and costs.

On March 24, 2025, a purported stockholder of the Company filed a complaint in the United States District Court for the Western District of New York captioned Silva v. Newlands, et al., Case No. 1:25-cv-254 (W.D.N.Y.).); and on April 21, 2025, a second purported stockholder of the Company filed a complaint in the United States District Court for the Western District of New York captioned Mason v. Newlands, et al., Case No. 1:25-cv-00353 (W.D.N.Y.). These derivative complaints each seek to assert claims arising under the Exchange Act and state common law, derivatively on behalf of the Company, against current and former directors and officers of the Company. Neither of the plaintiffs made a pre-suit demand on our Board of Directors, instead each alleging that the pre-suit demand requirement should be excused as purportedly futile. The claims asserted in these derivative complaints arise from substantially the same allegations made in the complaint filed in Meza.

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

Intangible assets, such as goodwill and trademarks
We have a significant amount of intangible assets such as goodwill and trademarks and may acquire more intangible assets in the future, and we have recognized significant impairment losses, such as our recent Wine and Spirits impairments. Intangible assets are subject to a periodic impairment evaluation under applicable accounting standards. A future significant impairment of any of our intangible assets could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

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

U.S. tax changes or changes in how international corporations are taxed, including changes in how existing tax laws are interpreted or enforced, or changes to accounting standards, elections, or assertions as well as our accounting policies could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. For example, the OECD has introduced a framework to implement a global minimum tax rate of 15%, referred to as Pillar Two. Many jurisdictions in which we do business have started to enact laws implementing, or have draft legislation proposed for adoption to implement, Pillar Two. We are monitoring these developments because these changes, when enacted by the various jurisdictions in which we do business, may significantly increase our taxes in these jurisdictions.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 25

PART I	ITEM 1A. RISK FACTORS	Table of Contents
Cash dividends and share repurchases are subject to a number of uncertainties and may affect the price of our common stock
Our capital allocation strategy contemplates quarterly cash dividends and periodic share repurchases under our share repurchase program. We typically fund our cash dividends and share repurchases through a combination of cash flow from operations, borrowings, and/or divestiture proceeds. However, we are not required to declare dividends or to make any share repurchases under our share repurchase program. We may discontinue, limit, suspend, delay, or increase our dividends and share repurchases at any time without prior notice. Even if not discontinued, the amount of such dividends and repurchases may be changed, and the amount, timing, and frequency of such dividends and repurchases may vary from historical practice or from our stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, delay, or increase our cash dividends or share repurchases include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to our ability to obtain financing at attractive rates, the impact on our credit ratings, changes in laws or regulations, and the availability of cash. The IRA imposes an excise tax of 1% on share repurchases, and the ongoing impact of this excise tax will be dependent on the extent of our share repurchases in future periods along with any changes to the excise tax rate and could increase our tax liability. The reduction or elimination of our cash dividend or longer suspension or elimination of our share repurchase program could adversely affect the market price of our common stock. Additionally, any share repurchases may not enhance stockholder value because the market price of our common stock has, at times, declined and may once again decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 26

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 27

PART I	OTHER KEY INFORMATION	Table of Contents
Item 1C. Cybersecurity

Cybersecurity risk management and strategy

We have developed and implemented an enterprise-wide cybersecurity program designed to provide structured and thorough cybersecurity risk management and governance. Our cybersecurity program prioritizes, among other things, prevention of unauthorized access; protection of confidential, personal, or sensitive information; cyber threat detection, assessment, and response; and continuous improvement of our cybersecurity measures. We seek to achieve our cybersecurity program priorities through a multi-pronged approach to address cyber threats and incidents that includes implementation of various industry best practices, proactive monitoring of our IT systems, ongoing employee training, and regular risk assessments. We also maintain cyber insurance coverage to help mitigate a portion of the potential costs in the event of covered events.

Our cybersecurity program is aligned with various frameworks for managing cybersecurity risks, such as the National Institute of Standards and Technology Cyber Security Framework for IT systems and International Electrotechnical Commission 62443 which governs cybersecurity for Industrial Control Systems. This program is integrated into our ERM processes. Our ERM function manages enterprise-wide risk and has established a governance structure in charge of continuous risk management. It has defined risk management processes related specifically to cybersecurity, which include targeted cyber risk reviews, annual cyber risk assessments over our IT and operations, and integration with our information security function. We also have a Cyber and Privacy Risk Committee, led by our CISO, which provides strategic and actionable recommendations on cybersecurity topics, issues, and controls to our executive management team, and a Crisis Management Committee, led by our head of ERM, which manages significant cybersecurity events.

We rely upon both internal and external resources for evaluating and enhancing our cyber posture. At least annually, our information security and internal audit teams conduct extensive internal and external penetration testing, supplemented by more frequent Purple-team Tests that are designed to identify critical areas of our technical environment and potential vulnerabilities that may need to be addressed. Our information security team also retains external cybersecurity firms to review and provide feedback on improving our cybersecurity program, including in the areas of data protection, threat and vulnerability management, and end-point protection. We conduct a range of activities to assess our cybersecurity preparedness and processes and to prepare for potential cyber incidents, including tabletop exercises, simulations, and practical application drills with internal teams and external entities. We also require annual cybersecurity training by our employees, conduct regular exercises to help our employees recognize phishing attempts and other social engineering tactics, and provide various methods for employees to report suspicious activity that may give rise to a cyber incident or threat. Significant results of such testing and reviews are communicated to our executive management team and our Audit Committee, as applicable, and are utilized in our cybersecurity program’s continuous improvement process.

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 28

PART I	OTHER KEY INFORMATION	Table of Contents
protocols. Under the CMP, our Crisis Management Committee will assume overall responsibility in an effort to ensure that the appropriate functions and work streams are mobilized and coordinated to effectively manage any significant cyber events.

As with all large IT systems, we have been a target of cyberattackers and other hacking activities, as have certain of our third-party service providers. While our cybersecurity program is designed to prevent unauthorized access and protect sensitive information, including through continuous improvement of our cybersecurity measures, and we have not experienced any material cyber threats or incidents to date, we can give no assurance that we will be able to prevent, identify, respond to, or mitigate the impacts of all cyber threats or incidents. To the extent future cyber threats or incidents result in significant disruptions and costs to our operations, reduce the effectiveness of our internal control over financial reporting, or otherwise substantially impact our business, it could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. For additional discussion on our cybersecurity risks, refer to Item 1A. “Risk Factors” of this Form 10-K.

Cybersecurity governance

Our Board of Directors oversees the management of risks inherent in the operation of our business, with a focus on the most significant risks that we face, including those related to cybersecurity. The Board of Directors has delegated oversight of cybersecurity, including privacy and information security, as well as enterprise risk management to the Audit Committee. In connection with that oversight responsibility, our CIO and CISO meet with the Audit Committee on a quarterly basis and provide information and updates on a range of cybersecurity topics which may include our cybersecurity program and governance processes; cyber risk monitoring and management; the status of projects to strengthen our cybersecurity and privacy capabilities; recent significant incidents or threats impacting our operations, industry, or third-party suppliers; and the emerging threat landscape. Our head of ERM also meets with our executive management team and the Audit Committee on a quarterly basis and with the Board of Directors on an annual basis and reports on applicable cyber risk management processes and activities pertinent to the ERM function. The Audit Committee has also periodically participated in certain of our cyber tabletop exercises.

Our enterprise-wide cybersecurity program is managed by a dedicated information security team, including our Cyber and Privacy Risk Committee described above, led by our CISO. Our CISO has more than 25 years of technology experience across various disciplines, including 15 years of experience as a CISO in the financial, manufacturing, and CPG industries. He has led our global information security organization for more than five years. In addition to his employment experience in the cybersecurity field, our CISO has a Master of Business Administration in management and operations and a Bachelor’s Degree in technology management, and he has served on corporate and industry advisory boards related to cybersecurity, all of which have provided him with skills and experience to manage our global information security function. Our CISO reports to our CIO, who meets regularly with other members of our executive team and provides relevant updates on our cybersecurity program.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 29

PART I	OTHER KEY INFORMATION	Table of Contents
Item 2. Properties

We operate breweries, wineries, distilleries, and bottling plants, many of which include warehousing and distribution facilities on the premises, as well as standalone warehouses and through a joint venture, we operate a glass production plant. In addition to our principal physical properties described below, certain of our businesses maintain office space for sales and similar activities and offsite warehouse and distribution facilities in a variety of geographic locations.

Our corporate headquarters are located in a leased office in Rochester, New York. Our segments also maintain leased office spaces in other locations in the U.S. and internationally.

We believe that our facilities, taken as a whole, are in good condition and working order. Within the Beer segment, we believe we have adequate capacity to meet our current needs and we have undertaken activities to increase our production capacity to address our anticipated future demand. Within the Wine and Spirits segment, we believe we have adequate capacity to meet our needs for the foreseeable future. As of February 28, 2025, our principal physical properties by segment, all of which are owned unless otherwise noted, consist of:

Beer	Wine and Spirits
Breweries
•Nava Brewery in Nava
•Obregón Brewery in Obregón

Warehouse, distribution, and other production facilities
•Glass Plant in Nava
•Warehouse in Arlington, Texas (1)
•Warehouse in Hutchins, Texas (1)
•Warehouse in Jacksonville, Florida (1)
•Warehouse in Jurupa Valley, California (1)

Wineries
•Gonzales Winery in Gonzales, California (2)
•Kim Crawford Winery in Marlborough, New Zealand
•Mission Bell Winery in Madera, California
•Woodbridge Winery in Acampo, California (2)

Warehouse, distribution, and other production facilities
•Lodi Distribution Center in Lodi, California
•Pontassieve Winery in Florence, Italy

(1)This is a leased facility.
(2)In April 2025, we entered into the 2025 Wine Divestitures Transaction which includes two of our principal physical properties for the Wine and Spirits segment: the Gonzales Winery and the Woodbridge Winery as well as approximately 6,600 acres of vineyards in the U.S. For further information about this transaction, refer to “Recent Development” in MD&A and Note 2.

Within our Wine and Spirits segment, as of February 28, 2025, we owned, leased, or had interests in approximately 9,900 acres of vineyards in the U.S., 6,600 acres of vineyards in New Zealand, and 1,500 acres of vineyards in Italy.

Item 3. Legal Proceedings

For information regarding Legal Proceedings, see Risk Factors and Note 16.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 30

PART II	OTHER KEY INFORMATION	Table of Contents
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A Stock trades on the New York Stock Exchange under the symbol STZ. There is no public trading market for our Class 1 Stock. At April 16, 2025, the number of holders of record of our Class A Stock and Class 1 Stock were 459 and 19, respectively.

For information regarding dividends and share repurchase programs, see (i) MD&A and (ii) Note 17.

For information on securities authorized for issuance under our equity compensation plans, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under Item 12. of this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
(in millions, except share and per share data)
December 1 – 31, 2024	—	$—	—	$1,945.6
January 1 – 31, 2025	1,499,241	$183.26	1,499,241	$1,670.8
February 1 – 28, 2025	1,060,314	$170.70	1,060,314	$1,489.9
Total	2,559,555	$178.06	2,559,555
(1)In November 2023, we announced that our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock under the 2023 Authorization. The Board of Directors did not specify a date upon which the 2023 Authorization would expire. Share repurchases for the periods included herein pursuant to the 2023 Authorization were effected through open market transactions and exclude the impact of Federal excise tax owed pursuant to the IRA. In April 2025, we announced that our Board of Directors authorized the repurchase of up to $4.0 billion of our publicly traded common stock under the 2025 Authorization. The 2025 Authorization replaced the 2023 Authorization in its entirety and no further repurchases will be made pursuant to the 2023 Authorization. The 2025 Authorization expires on February 29, 2028. Subsequent to February 28, 2025, we repurchased 494,094 shares of Class A Stock pursuant to the 2025 Authorization at an average cost of $185.53 per share through open market transactions.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 31

PART II	ITEM 7. MD&A	Table of Contents
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” located in our Form 10-K for the fiscal year ended February 29, 2024, filed on April 23, 2024, for reference to discussion of the fiscal year ended February 28, 2023, the earliest of the three fiscal years presented. This MD&A, which should be read in conjunction with our Financial Statements, is organized as follows:

Overview.    This section provides a general description of our business and brief descriptions of recent goodwill and trademarks impairments, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

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

Overview

Our internal management financial reporting consists of two business divisions: (i) Beer and (ii) Wine and Spirits and we report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other. In the Beer segment, our portfolio consists of high-end imported beer brands and ABAs. We have an exclusive perpetual brand license to produce our Mexican beer portfolio and to import, market, and sell such portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio that includes higher-end wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of corporate communications, corporate development, corporate finance, corporate strategy and growth, executive management, human resources, internal audit, investor relations, IT, legal, and public affairs, as well as our Canopy investment and investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

Goodwill impairment
In connection with continued negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our mainstream and premium wine brands, management updated its Fiscal 2025 outlook and latest financial projections for this reporting unit. Based on the aforementioned factors, we performed an interim quantitative assessment, as of August 31, 2024, and an annual quantitative assessment for goodwill impairment which resulted in a $2,740.7

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 32

PART II	ITEM 7. MD&A	Table of Contents
million total goodwill impairment and the carrying value being written down to zero. This loss from impairment was included in goodwill and intangible assets impairment within our consolidated results for Fiscal 2025. See Notes 7, 8, and 13 for further discussion.

Trademarks impairment
In connection with the assessment of the same events and circumstances that resulted in the wine and spirits goodwill carrying value being written down to zero, we completed a quantitative assessment of our wine trademarks. As a result, we recognized a $57.0 million trademark impairment on certain held for sale wine brands. This loss was included in goodwill and intangible assets impairment within our consolidated results of operations for Fiscal 2025. See Note 7 for further discussion.

Strategy

Our business strategy for the Beer segment focuses on upholding our leadership position in the U.S. beer market, including the high-end segment, and continuing to grow our high-end imported beer brands through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. In Fiscal 2026, we intend to increase distribution for key brands, optimize growth through differentiated brand positioning, price pack architecture, and market prioritization, as well as continue to invest in the next phase of modular capacity additions necessary to support our ongoing growth. Expansion, optimization, and/or construction activities continue under our Mexico Beer Projects to align with our anticipated future growth expectations, and we expect to spend approximately $2 billion over Fiscal 2026 through Fiscal 2028 largely on these activities. See “Capital Expenditures” below. Additionally, we continue to focus on consumer-led innovation by creating new line extensions behind celebrated, trusted brands and package formats, as well as new to world brands, that are intended to meet emerging needs.

Our business strategy for the Wine and Spirits segment continues to focus on delivering growth and improving margins beyond Fiscal 2026 by driving our higher-end brands and operating efficiencies. We are repositioning this business to a portfolio of exclusively higher-end wine and spirits brands that we believe will generate higher growth and higher margins, including through the recently announced 2025 Wine Divestitures Transaction. We remain a key supplier in U.S. 3-tier brick-and-mortar distribution. In addition, we are advancing our aim to become a global, omni-channel competitor in line with evolving consumer preferences as we continue our efforts to progressively expand into international markets, DTC channels (including hospitality), and 3-tier eCommerce. We have a contractual arrangement with Southern Glazer’s Wine and Spirits which consolidated our U.S. distribution and currently represents approximately 60% of our U.S. branded wine and spirits volume.

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

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to continue to achieve comparable earnings per share growth as well as our target ratios for (i) comparable net leverage and (ii) dividend payout; investing to support the growth of our business; and delivering additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been affected by an evolving consumer demand environment largely driven by what we believe to be non-structural socioeconomic factors. These factors include subdued spend, value-seeking behaviors, and reductions in the discretionary income available to purchase our products among consumers, elevated unemployment, changing prices, inflation, other unfavorable global and regional economic conditions, demographic trends in the U.S., global supply chain disruptions and constraints, and geopolitical events, as well as retailer destocking impacting our Wine and Spirits segment.

Recent developments in international trade relations, including significant changes in U.S. trade policy and actions which include threatened, new, and increased tariffs on other countries and retaliatory tariffs and actions

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 33

PART II	ITEM 7. MD&A	Table of Contents
imposed on certain U.S. goods have produced heightened uncertainty with respect to trade and tariff policies and regulations affecting trade between the U.S. and other countries, which could continue to alter the global trade environment. For example, the U.S. government has imposed tariffs on product imports from certain countries (such as Mexico, the European Union including Italy, and New Zealand) and certain other countries have implemented tariffs on U.S. goods, such as the tariffs on certain product imports originating from the U.S. imposed by the Canadian government, although some of these tariffs were subsequently modified or delayed.

We expect some or all of these market conditions and their impacts to continue into Fiscal 2026 which could have a material impact on our results of operations and financial condition. We intend to continue to monitor the evolving consumer demand and economic environments and their impacts on our business. In addition, we have implemented the 2025 Restructuring Initiative, which is an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business, including through enhanced organizational efficiency and optimized expenditures across our organization. We also intend to continue our commodity and foreign exchange hedging programs. However, there can be no assurance that we will be able to adequately respond to softer consumer demand trends or fully mitigate rising costs, including as a result of new or increased tariffs, through increased selling prices, cost savings, productivity, efficiency, and inventory management initiatives, optimized marketing plans, and/or our commodity and foreign exchange hedging programs. Furthermore, to the extent severe weather events that impact our business, such as wildfires, droughts, floods, extreme heat, and/or late frosts, or other weather conditions that constrain purchasing occasions for our consumers, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

Recent Development

2025 Wine Divestitures Transaction
In April 2025, we entered into a definitive agreement to fully divest and, in certain instances, exclusively license the trademarks of a portion of our wine and spirits business, primarily centered around our remaining mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities for $900 million, subject to certain adjustments. The 2025 Wine Divestitures Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approval, and is expected to close immediately following the end of our first quarter of Fiscal 2026. We expect to use the net cash proceeds from the 2025 Wine Divestitures Transaction for general corporate purposes. This transaction supports our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

The 2025 Wine Divestitures Transaction largely resulted in both (i) $879.8 million of wine and spirits net assets being reclassified to held for sale as of February 28, 2025, and (ii) a $478.0 million assets held for sale impairment. The impairment loss was included in assets held for sale impairment within our consolidated results of operations for Fiscal 2025.

For additional information on this transaction, refer to Note 2.

Selected financial information included in our results of operations for the portion of the Wine and Spirits business that we expect will no longer be part of our consolidated results is as follows:

	Net Sales	Gross Profit	Marketing (1)
(in millions)
Fiscal 2025
2025 Wine Divestitures Transaction	$796.6	$317.5	$48.2
SVEDKA Divestiture	$98.3	$39.3	$4.4
(1)Included in selling, general, and administrative expenses within our consolidated results of operations.

2025 Restructuring Initiative
We have implemented the 2025 Restructuring Initiative which is expected to yield over $200 million in net annualized cost savings by Fiscal 2028. The majority of the work associated with the 2025 Restructuring Initiative is

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 34

PART II	ITEM 7. MD&A	Table of Contents
expected to be completed within Fiscal 2026 and is estimated to result in $80 million to $100 million of cumulative pre-tax costs once all phases are fully implemented. In connection with the 2025 Restructuring Initiative, we recognized $46.9 million of pre-tax employee termination costs and $2.8 million of pre-tax consulting services costs in Fiscal 2025 and we anticipate incurring an additional approximately $40 million of pre-tax consulting services, employee termination, and other costs during Fiscal 2026. The Fiscal 2025 costs were included in selling, general, and administrative costs within our consolidated results. For additional information on the 2025 Restructuring Initiative, see Note 2.

Divestitures, Acquisitions, and Investments

Beer segment
Mexicali Brewery sale
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

Daleville Facility sale
In May 2023, we sold the Daleville Facility in connection with our decision to exit the craft beer business.

Wine and Spirits segment
SVEDKA Divestiture
On January 6, 2025, we sold the SVEDKA brand and related assets, primarily including inventory and equipment. We received $409.2 million of cash proceeds, subject to certain post-closing adjustments, which were used for general corporate purposes, including funding share repurchases, capital expenditures, and repayment of debt. Prior to the completion of the SVEDKA Divestiture, we recorded the results of operations of the SVEDKA brand in the Wine and Spirits segment. For Fiscal 2025, we recognized a $266.0 million net gain in connection with this divestiture which was included in gain (loss) on sale of business within our consolidated results.

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

Corporate Operations and Other segment
Corporate ventures investments
As of February 28, 2025, August 31, 2024, November 30, 2023, and August 31, 2023, we evaluated certain equity method investments and other securities measured at fair value, made through our corporate venture capital function, and determined there were other-than-temporary impairments due to business underperformance for the respective periods. These losses from impairment and on securities measured at fair value were included in income (loss) from unconsolidated investments within our consolidated results for the respective periods. In October 2023, we exited one of these equity method investments in exchange for a note receivable.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 35

PART II	ITEM 7. MD&A	Table of Contents
Canopy investment
We have an investment in Canopy, a North American cannabis and CPG company providing medical and adult-use cannabis products, which provides us an investment interest in a business in adjacent categories.

Exchangeable Shares —
In April 2024, we elected to convert our 17.1 million Canopy common shares into Exchangeable Shares on a one-for-one basis. Additionally, in April 2024, we exchanged C$81.2 million of the principal amount of our 2023 Canopy Promissory Note for 9.1 million Exchangeable Shares and forgave all accrued but unpaid interest together with the remaining principal amount of the note. As a result of these transactions, we (i) have 26.3 million Exchangeable Shares and (ii) recognized an $83.3 million net gain based on the fair value of Exchangeable Shares on the date of the conversion and exchange for Fiscal 2025.

Additionally, as of November 30, 2024, we evaluated the Exchangeable Shares for impairment primarily due to the business and industry factors that led to the decline in Canopy’s common share price since the date of conversion and exchange. We concluded that an impairment did exist and wrote down the Exchangeable Shares to their estimated fair value. Due to the continued decline in Canopy’s common share price, as of February 28, 2025, we evaluated the Exchangeable Shares for an additional impairment. We concluded an impairment did exist, and accordingly, the Exchangeable Shares were written down to their estimated fair value, resulting in a $76.1 million total impairment for Fiscal 2025.

The Exchangeable Share activity for Fiscal 2025 resulted in a total net gain of $7.2 million which was included in income (loss) from unconsolidated investments within our consolidated results.

Canopy Equity Method Investment —
We evaluated our then-existing Canopy Equity Method Investment as of May 31, 2023, and determined there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the fair value being less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recorded significant costs in its fourth quarter of fiscal 2023 results designed to align its Canadian cannabis operations and resources in response to continued unfavorable market trends, (iii) the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, and (iv) Canopy’s identification of material misstatements in certain of its previously reported financial results related to sales in its BioSteel Sports Nutrition Inc. reporting unit that were accounted for incorrectly, including the recording of a goodwill impairment during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a $266.2 million carrying value was written down to $142.7 million, its estimated fair value, resulting in a $123.5 million impairment. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for Fiscal 2024. We no longer apply the equity method to our investment in Canopy following the April 2024 conversion of our Canopy common shares to Exchangeable Shares.

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

For additional information on these divestitures, acquisitions, and investments, refer to Notes 2, 5, 7, and 10.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 36

PART II	ITEM 7. MD&A	Table of Contents
Results of Operations

Financial Highlights

References to organic throughout the following discussion exclude the impact of the SVEDKA Divestiture, as appropriate.

Fiscal 2025 compared to Fiscal 2024

•Net sales increased 2% largely due to an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing, partially offset by a decline in organic Wine and Spirits net sales driven primarily by a decrease in branded shipment volume.

•Operating income decreased 89% largely due to (i) the Fiscal 2025 wine and spirits goodwill and wine trademark assets impairments and (ii) an impairment of assets held for sale largely in connection with the 2025 Wine Divestitures Transaction, partially offset by (i) improvements within the Beer segment as the net sales growth and successful execution of cost savings initiatives outpaced higher marketing spend and (ii) a net gain related to the SVEDKA Divestiture.

•Net income (loss) attributable to CBI and diluted net income (loss) per common share attributable to CBI each decreased 105% largely due to the items discussed above, partially offset by (i) a benefit from income taxes as compared to a provision for income taxes for Fiscal 2024, (ii) no longer recognizing equity losses from Canopy’s results following the conversion of our Canopy common shares to Exchangeable Shares, and (iii) a Fiscal 2024 impairment of our then-existing Canopy Equity Method Investment.

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

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Fiscal 2025	Fiscal 2024
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$26.8	$15.0
Strategic business reconfiguration costs	(10.7)	—
Flow through of inventory step-up	(10.2)	(3.6)
Net gain (loss) on undesignated commodity derivative contracts	(0.3)	(44.2)
Other gains (losses)	0.6	—
Comparable Adjustments, Cost of product sold	6.2	(32.8)

Selling, general, and administrative expenses
Restructuring and other strategic business reconfiguration costs	(79.3)	(46.3)
Transition services agreements activity	(22.6)	(24.9)
Transaction, integration, and other acquisition-related costs	(1.2)	(0.6)
Insurance recoveries	—	55.1
Other gains (losses)	(13.4)	(11.2)
Comparable Adjustments, Selling, general, and administrative expenses	(116.5)	(27.9)

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 37

PART II	ITEM 7. MD&A	Table of Contents

	Fiscal 2025	Fiscal 2024
(in millions)
Goodwill and intangible assets impairment	(2,797.7)	—
Assets held for sale impairment	(478.0)	—
Gain (loss) on sale of business	266.0	(15.1)
Comparable Adjustments, Operating income (loss)	$(3,120.0)	$(75.8)

Comparable Adjustments, Income (loss) from unconsolidated investments	$(49.3)	$(478.0)

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

Strategic business reconfiguration costs
We recognized costs primarily in connection with losses on write-downs of excess inventory resulting from our initiatives to streamline, increase efficiencies, and reduce our cost structure primarily within our Wine and Spirits segment.

Flow through of inventory step-up
In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventories on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired business prior to acquisition.

Selling, general, and administrative expenses
Restructuring and other strategic business reconfiguration costs
We recognized costs in connection with certain activities, which are intended to streamline, increase efficiencies, and reduce our cost structure primarily within our Wine and Spirits segment, as well as those associated with the 2025 Restructuring Initiative.

Transition services agreements activity
We recognized costs in connection with transition services agreements related to the previous sale of a portion of our wine and spirits business.

Transaction, integration, and other acquisition-related costs
We recognized costs in connection with our investments, acquisitions, and divestitures.

Insurance recoveries
We recognized business interruption and other recoveries largely related to severe winter weather events. For additional information, refer to Note 16.

Other gains (losses)
We recognized other gains (losses) primarily from (i) a net loss on foreign currency as a result of the resolution of various tax examinations and assessments (Fiscal 2025), (ii) net decreases in estimated fair values of contingent liabilities associated with prior period acquisitions, and (iii) a net loss from changes in the indemnification of liabilities associated with prior period divestitures (Fiscal 2024).

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 38

PART II	ITEM 7. MD&A	Table of Contents
Goodwill and intangible assets impairment
We recognized goodwill and intangible assets impairments in connection with continued negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our mainstream and premium wine brands. For additional information, refer to Notes 7, 8, and 13.

Assets held for sale impairment
We recognized an impairment largely in connection with the 2025 Wine Divestitures Transaction. For additional information, refer to Note 2.

Gain (loss) on sale of business
We recognized a net gain (loss) from the (i) SVEDKA Divestiture (Fiscal 2025), (ii) Craft Beer Divestitures (Fiscal 2024), and (iii) sale of the Daleville Facility (Fiscal 2024). For additional information, refer to Note 2.

Income (loss) from unconsolidated investments
We recognized income (loss) primarily from (i) unrealized net losses from the changes in fair value of our securities measured at fair value, (ii) impairments of certain other equity method investments, (iii) a net gain in connection with Exchangeable Shares (Fiscal 2025), (iv) comparable adjustments to equity in losses from Canopy’s results (Fiscal 2024), and (v) an impairment of our then-existing Canopy Equity Method Investment (Fiscal 2024). For additional information, refer to Notes 7 and 10.

Business Segments

Net sales

	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
(in millions)
Beer	$8,539.8	$8,162.6	$377.2	5%
Wine and Spirits:
Wine	1,450.1	1,552.1	(102.0)	(7%)
Spirits	218.8	247.1	(28.3)	(11%)
Total Wine and Spirits	1,668.9	1,799.2	(130.3)	(7%)
Consolidated net sales	$10,208.7	$9,961.8	$246.9	2%

Beer segment
	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$8,539.8	$8,162.6	$377.2	5%

Shipments	431.8	418.1		3.3%

Depletions (1)				2.9%
(1)Includes an adjustment to remove volumes associated with the Craft Beer Divestitures for the period March 1, 2023, through May 31, 2023.

The increase in Beer net sales is due to (i) $264.2 million of shipment volume growth and (ii) $168.1 million of favorable impact from pricing in select markets, partially offset by $55.1 million of unfavorable product mix primarily from a shift in package types. While our shipment volume growth benefited from continued consumer demand, we believe it was suppressed due to the non-structural socioeconomic factors discussed above. We expect shipment volume to generally align with depletion volume for Fiscal 2026.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 39

PART II	ITEM 7. MD&A	Table of Contents

Wine and Spirits segment
	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$1,668.9	$1,799.2	$(130.3)	(7%)

Shipments
Total	22.1	23.8		(7.1%)
Organic (1)	22.1	23.2		(4.7%)

U.S. Wholesale	19.2	21.0		(8.6%)
Organic U.S. Wholesale (1)	19.2	20.4		(5.9%)

Depletions (1)				(9.3%)
(1)Includes adjustments to remove volumes associated with the SVEDKA Divestiture for the period January 6, 2024, through February 29, 2024.

The decrease in Wine and Spirits net sales is due to a $107.7 million decrease in organic net sales and $22.6 million from the SVEDKA Divestiture that are no longer part of our business. The decrease in organic net sales is driven by (i) a $93.5 million decrease in branded wine and spirits shipment volume, (ii) a $30.1 million decrease in non-branded net sales led by a decline in bulk wine sales, and (iii) a $16.1 million decrease from pricing actions in certain markets, partially offset by $29.9 million of higher contractual distributor payments as compared to Fiscal 2024. The decrease in branded wine and spirits shipment volume is attributable to our U.S. wholesale market, primarily driven by declines in both the overall wine market and in our mainstream and premium wine brands, as well as retailer inventory destocking. For Fiscal 2026, we expect depletion volume to outpace shipment volume, most notably during the first quarter.

Gross profit

	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
(in millions)
Beer	$4,566.1	$4,214.2	$351.9	8%
Wine and Spirits	742.3	836.1	(93.8)	(11%)
Comparable Adjustments	6.2	(32.8)	39.0	NM
Consolidated gross profit	$5,314.6	$5,017.5	$297.1	6%

The increase in Beer gross profit is primarily due to (i) the $168.1 million of favorable impact from pricing, (ii) $141.5 million of shipment volume growth, and (iii) $75.8 million of reduced cost of product sold, partially offset by $33.5 million of unfavorable product mix. The reduced cost of product sold is primarily due to (i) $41.0 million of favorable fixed cost absorption related to increased production levels as compared to Fiscal 2024, (ii) $38.8 million of decreased transportation costs, (iii) $21.6 million of costs related to the Fiscal 2024 write-off of an indirect tax receivable, (iv) $16.3 million of lower material costs, including cartons, wooden pallets, aluminum, lumber, and glass each driven by efficiency initiatives, tempered by higher malt costs, and (v) $13.7 million of costs related to a Fiscal 2024 voluntary product recall of select kegs, partially offset by (i) a $33.0 million increase in brewery costs, including compensation and benefits, and (ii) $26.8 million of higher depreciation expense resulting from the Mexico Beer Projects. To partially offset the expected increases in cost of product sold we executed initiatives focused largely on logistics and procurement that resulted in over $200 million of cost savings for Fiscal 2025.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 40

PART II	ITEM 7. MD&A	Table of Contents

The decrease in Wine and Spirits gross profit is due to a $83.1 million decrease in organic gross profit and $10.7 million from the SVEDKA Divestiture that are no longer part of the business. The decrease in organic gross profit is attributable to (i) a $58.7 million decrease in branded wine and spirits shipment volume, (ii) $28.7 million of unfavorable product mix from lower-margin net sales, (iii) the $16.1 million of unfavorable pricing, and (iv) $12.2 million of increased cost of product sold, partially offset by the $29.9 million from higher contractual distributor payments. The increase in cost of product sold was largely attributable to unfavorable fixed cost absorption related to decreased production levels as compared to Fiscal 2024 and increased materials costs, including grapes, partially offset by lower transportation and warehousing costs.

Gross profit as a percent of net sales increased to 52.1% for Fiscal 2025 compared with 50.4% for Fiscal 2024. This increase was largely due to (i) approximately 80 basis points of favorable impact from Beer pricing, (ii) 75 basis points of rate growth from lower cost of product sold within the Beer segment, (iii) a favorable change in Comparable Adjustments, contributing approximately 40 basis points, and (iv) 15 basis points of rate growth from the decline in bulk wine net sales, partially offset by approximately 30 basis points of rate decline resulting from unfavorable product mix within the Wine and Spirits segment.

Selling, general, and administrative expenses

	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
(in millions)
Beer	$1,171.7	$1,119.8	$51.9	5%
Wine and Spirits	417.2	437.4	(20.2)	(5%)
Corporate Operations and Other	244.6	247.6	(3.0)	(1%)
Comparable Adjustments	116.5	27.9	88.6	NM
Consolidated selling, general, and administrative expenses	$1,950.0	$1,832.7	$117.3	6%

The increase in Beer selling, general, and administrative expenses is largely driven by $80.5 million of additional marketing spend primarily led by increased media investment to support our high-end imported beer brands, partially offset by $27.6 million of decreased general and administrative expenses. The decrease in general and administrative expenses is primarily due to (i) lower short-term incentive accruals, (ii) decreased legal expenses, and (iii) favorable foreign currency impact, partially offset by higher other compensation and benefits, including stock-based compensation expense.

The decrease in Wine and Spirits selling, general, and administrative expenses is largely driven by $17.5 million and $2.8 million of decreased general and administrative expenses and marketing spend, respectively. The decrease in general and administrative expenses is primarily due to lower (i) litigation expenses, (ii) consulting services, and (iii) depreciation expense as compared to Fiscal 2024.

Corporate Operations and Other selling, general, and administrative expenses remained relatively flat as lower short-term incentive accruals and a tax credit resulting from our June 2024 corporate headquarters relocation were offset by higher (i) stock-based compensation, (ii) consulting services, (iii) other payroll expenses, and (iv) depreciation expense driven by the headquarters relocation.

Selling, general, and administrative expenses as a percent of net sales increased to 19.1% for Fiscal 2025 as compared with 18.4% for Fiscal 2024. The increase is largely driven by an unfavorable change in Comparable Adjustments, contributing approximately 85 basis points of rate growth, partially offset by approximately 15 basis points of rate decline as the increase in Beer net sales exceeded the increase in selling, general, and administrative expenses.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 41

PART II	ITEM 7. MD&A	Table of Contents
Operating income (loss)

	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
(in millions)
Beer	$3,394.4	$3,094.4	$300.0	10%
Wine and Spirits	325.1	398.7	(73.6)	(18%)
Corporate Operations and Other	(244.6)	(247.6)	3.0	1%
Comparable Adjustments	(3,120.0)	(75.8)	(3,044.2)	NM
Consolidated operating income (loss)	$354.9	$3,169.7	$(2,814.8)	(89%)

The increase in Beer operating income is largely attributable to the favorable impact from pricing, shipment volume growth, and reduced cost of product sold, led by cost savings initiatives, partially offset by the increased marketing spend and unfavorable product mix, as described above.

The decrease in Wine and Spirits operating income is largely attributable to the decline in organic branded wine and spirits shipment volume, unfavorable product mix and pricing, and the SVEDKA Divestiture, partially offset by the higher contractual distributor payments and decreased general, and administrative expenses, as described above.

As previously discussed, the Corporate Operations and Other operating loss remained relatively flat as lower net compensation and benefits impacts and the tax credit were offset by higher consulting services and depreciation expense.

Income (loss) from unconsolidated investments

	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
(in millions)
Net gain in connection with Exchangeable Shares	$7.2	$—	$7.2	NM
Equity method investments impairment	(8.7)	(136.1)	127.4	94%
Unrealized net gain (loss) on securities measured at fair value	(47.9)	(85.4)	37.5	44%
Equity in earnings (losses) from Canopy and related activities	—	(321.3)	321.3	NM
Equity in earnings (losses) from other equity method investees and related activities	23.1	31.0	(7.9)	(25%)
	$(26.3)	$(511.8)	$485.5	95%

Interest expense, net
Interest expense, net decreased to $411.4 million for Fiscal 2025 as compared to $436.1 million for Fiscal 2024. This decrease of $24.7 million, or 6%, is largely due to (i) approximately $275 million of lower average borrowings and (ii) an increase in capitalized interest in connection with the Mexico Beer Projects as compared to Fiscal 2024. For additional information, refer to Note 12.

(Provision for) benefit from income taxes
The (provision for) benefit from income taxes increased to $51.7 million for Fiscal 2025 from $(456.6) million for Fiscal 2024. Our effective tax rate for Fiscal 2025 was 62.4% as compared with 20.6% for Fiscal 2024. In comparison to prior year, our effective tax rate was impacted primarily by:

•the net income tax impacts resulting from Fiscal 2025 Wine and Spirits-related impairments including the non-deductible portion of the wine and spirits goodwill impairment; and
•the net income tax expense resulting from (i) the SVEDKA Divestiture and (ii) adjustments to certain other valuation allowances; partially offset by
•a Fiscal 2025 net income tax benefit recognized following the resolution of various tax examinations and assessments related to prior periods.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 42

PART II	ITEM 7. MD&A	Table of Contents
The OECD introduced a framework under Pillar Two which includes a 15% global minimum tax rate. The current legislation did not have a material impact on our consolidated financial statements. We continue to monitor developments for potential future impacts. Additionally, we provide for taxes that may be payable if undistributed earnings of foreign subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be indefinitely reinvested.

For additional information, refer to Note 13.

We expect our reported effective tax rate for Fiscal 2026 to be in the range of 17% to 19%.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI decreased to $(81.4) million for Fiscal 2025 from $1,727.4 million for Fiscal 2024. This decrease of $1,808.8 million, or 105%, is largely attributable to Fiscal 2025 Wine and Spirits-related impairments, including (i) wine and spirits goodwill, (ii) wine trademarks, and (iii) assets held for sale, partially offset by the (i) benefit from income taxes as compared to a provision for income taxes for Fiscal 2024, (ii) favorable impact from income (loss) from unconsolidated investments, driven by Fiscal 2024 Canopy-related activities, (iii) Fiscal 2025 improvements within the Beer segment, and (iv) the net gain related to the SVEDKA Divestiture.

Liquidity and Capital Resources

General

Our primary source of liquidity has been cash flow from operating activities. Our ability to consistently generate robust cash flow from our operations is one of our most significant financial strengths. It enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and repurchase shares of our common stock. Our largest use of cash in our operations is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used this cash flow to repay our short-term borrowings and fund capital expenditures. Additionally, our commercial paper program is used to fund our short-term borrowing requirements and to maintain our access to the capital markets. We use our short-term borrowings, including our commercial paper program, to support our working capital requirements and capital expenditures, among other things.

We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating and financing activities will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and planned capital expenditure requirements for both our short-term and long-term capital needs.

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 43

PART II	ITEM 7. MD&A	Table of Contents
Cash Flows

	Fiscal 2025	Fiscal 2024	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$3,152.2	$2,780.0	$372.2
Investing activities	(974.8)	(1,285.9)	311.1
Financing activities	(2,261.8)	(1,474.6)	(787.2)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.6)	0.7
Net increase (decrease) in cash and cash equivalents	$(84.3)	$18.9	$(103.2)

Operating activities
The increase in net cash provided by (used in) operating activities consists of:

	Fiscal 2025	Fiscal 2024	Dollar Change
(in millions)
Net income (loss)	$(31.1)	$1,765.2	$(1,796.3)
Deferred tax provision (benefit)	(210.3)	147.9	(358.2)
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	(5.4)	321.2	(326.6)
Equity method investments impairment	8.7	136.1	(127.4)
Assets held for sale impairment	478.0	—	478.0
(Gain) loss on sale of business	(266.0)	15.1	(281.1)
Goodwill and intangible assets impairment	2,797.7	—	2,797.7
Other non-cash adjustments	514.8	682.3	(167.5)
Change in operating assets and liabilities, net of effects from purchase and sale of business	(134.2)	(287.8)	153.6
Net cash provided by (used in) operating activities	$3,152.2	$2,780.0	$372.2

The $153.6 million net change in operating assets and liabilities was largely driven by lower accounts payable resulting from beer cost-savings initiatives and the timing of payments as well as higher inventory levels for both the beer and the wine and spirits segments. Certain of our inventory was reclassified to assets held for sale, largely in connection with the 2025 Wine Divestitures Transaction, as of February 28, 2025. Additionally, net cash provided by operating activities was positively impacted by lower Fiscal 2025 income tax payments as compared to Fiscal 2024.

Investing activities
Net cash used in investing activities decreased to $974.8 million for Fiscal 2025 from $1,285.9 million for Fiscal 2024. This decrease of $311.1 million, or 24%, was primarily due to (i) $403.8 million of increased proceeds from the sale of business, driven by the SVEDKA Divestiture, and (ii) $55.0 million of reduced capital expenditures for Fiscal 2025 as compared to Fiscal 2024. The decrease in net cash used in investing activities was partially offset by a $151.2 million increase in business acquisitions, driven by the Sea Smoke acquisition. Business acquisitions and divestitures consist primarily of the following:

	Acquisitions	Divestitures
Fiscal 2025
	•Sea Smoke	•SVEDKA Divestiture
Fiscal 2024
	•Domaine Curry	•Craft Beer Divestitures

For additional information on these acquisitions and divestitures, refer to Notes 2 and 8.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 44

PART II	ITEM 7. MD&A	Table of Contents
Financing activities
The increase in net cash provided by (used in) financing activities consists of:

	Fiscal 2025	Fiscal 2024	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(391.8)	$(596.9)	$205.1
Dividends paid	(731.8)	(653.8)	(78.0)
Purchases of treasury stock	(1,123.8)	(249.7)	(874.1)
Net cash provided by stock-based compensation activities	60.0	93.3	(33.3)
Distributions to noncontrolling interests	(57.5)	(52.6)	(4.9)
Payment of contingent consideration	(0.7)	(14.9)	14.2
Purchase of noncontrolling interest	(16.2)	—	(16.2)
Net cash provided by (used in) financing activities	$(2,261.8)	$(1,474.6)	$(787.2)

Debt

Total debt outstanding as of February 28, 2025, amounted to $11,497.7 million, a decrease of $381.6 million, or 3%, from February 29, 2024. This decrease consisted of:

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 45

PART II	ITEM 7. MD&A	Table of Contents
General
The majority of our outstanding borrowings as of February 28, 2025, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2025 to calendar 2050, as follows:
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

We do not have purchase commitments from buyers for our commercial paper and, therefore, our ability to issue commercial paper is subject to market demand. If the commercial paper market is not available to us for any reason when commercial paper borrowings mature, we expect to utilize unused commitments under our revolving credit facility under our 2022 Credit Agreement to repay commercial paper borrowings. We do not expect that fluctuations in demand for commercial paper will affect our liquidity given our borrowing capacity available under our revolving credit facility.

We had the following remaining borrowing capacity available under our 2022 Credit Agreement:

	February 28, 2025	April 16, 2025
(in millions)
Revolving credit facility (1)	$1,430.7	$1,531.0
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2022 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $808.0 million and $707.7 million as of February 28, 2025, and April 16, 2025, respectively.

The financial institutions participating in our 2022 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of February 28, 2025, we and our subsidiaries were subject to covenants that are contained in our 2022 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2022 Credit Agreement. As of

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 46

PART II	ITEM 7. MD&A	Table of Contents
February 28, 2025, under our 2022 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of February 28, 2025, we were in compliance with our covenants under our 2022 Credit Agreement and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12.

Common Stock Dividends

On April 9, 2025, our Board of Directors declared a quarterly cash dividend of $1.02 per share of Class A Stock and $0.92 per share of Class 1 Stock payable on May 15, 2025, to stockholders of record of each class as of the close of business on April 29, 2025. We expect to return approximately $720 million to stockholders in Fiscal 2026 through cash dividends.

While we currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of this Form 10-K.

Share Repurchase Program

In each of January 2021 and November 2023, our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock. The 2021 Authorization was fully utilized during Fiscal 2025, and the 2023 Authorization, of which approximately $1.5 billion remained unused, was canceled during Fiscal 2026. In April 2025, our Board of Directors authorized a repurchase of up to $4.0 billion of our publicly traded common stock under the 2025 Authorization, which expires in February 2028 and replaced the 2023 Authorization in its entirety.

During Fiscal 2025, we repurchased 5,252,003 shares of Class A Stock pursuant to the 2021 Authorization and the 2023 Authorization through open market transactions at an aggregate cost of $1,123.8 million, excluding the impact of Federal excise tax owed pursuant to the IRA, or an average cost of $213.98 per share. We used cash on hand, primarily generated by cash flow from operations and proceeds from the SVEDKA Divestiture, to fund our Fiscal 2025 share repurchases. Subsequent to February 28, 2025, we repurchased 494,094 shares of Class A Stock pursuant to the 2025 Authorization at an aggregate cost of $91.7 million, excluding the impact of Federal excise tax owed pursuant to the IRA, through open market transactions. We primarily used cash on hand to pay the purchase price for the repurchased shares.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 47

PART II	ITEM 7. MD&A	Table of Contents
As of April 23, 2025, total shares repurchased under the 2021 Authorization, the 2023 Authorization, and the 2025 Authorization are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization (fully utilized during Fiscal 2025)	$2,000.0	$2,000.0	8,337,547
2023 Authorization (canceled during Fiscal 2026)	$2,000.0	$510.1	2,789,732
2025 Authorization (1)	$4,000.0	$91.7	494,094
(1)As of April 23, 2025, $3,908.3 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

Share repurchases under the 2025 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations, proceeds from borrowings, and/or divestiture proceeds. Any repurchased shares will become treasury shares, including shares previously repurchased under the 2021 Authorization, the 2023 Authorization, and the 2025 Authorization.

We currently expect to return $4.0 billion in share repurchases to stockholders over the next three fiscal years, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of this Form 10-K.

For additional information, refer to Note 17.

Capital Resources

We have maintained adequate liquidity to meet working capital requirements, fund capital expenditures, and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating and financing activities will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and planned capital expenditure requirements for both our short-term and long-term capital needs.

The following sets forth information about our outstanding obligations at February 28, 2025. For a detailed discussion of the items noted in the following table, refer to Notes 11 through 16.

	Short-term payments	Long-term payments	Total
(in millions)
Contractual obligations:
Short-term borrowings	$806.7	$—	$806.7
Interest payments on short-term debt	$2.5	$—	$2.5
Long-term debt (excluding unamortized debt issuance costs and unamortized discounts)	$1,404.1	$9,354.6	$10,758.7
Interest payments on long-term debt (1)	$418.2	$3,174.2	$3,592.4
Operating leases	$113.6	$714.6	$828.2
Other long-term liabilities (2)	$236.5	$181.0	$417.5

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 48

PART II	ITEM 7. MD&A	Table of Contents

	Short-term payments	Long-term payments	Total
(in millions)
Purchase obligations
Raw materials and supplies	$1,431.0	$4,447.5	$5,878.5
Contract services	$176.1	$287.6	$463.7
Capital expenditures (3)	$122.2	$83.3	$205.5
In-process and finished goods inventories	$24.4	$30.3	$54.7
(1)Interest payments on long-term debt do not include interest related to finance lease obligations as amounts are not material.
(2)Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $264.0 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. For a detailed discussion of these items, refer to Note 13.
(3)Contracts to purchase equipment and services primarily related to the Mexico Beer Projects. For further information about these purchase obligations, refer to “Capital Expenditures” below.

Capital Expenditures

During Fiscal 2025, we incurred $1,214.1 million for capital expenditures, including $991.5 million for the Beer segment primarily for the Mexico Beer Projects. We plan to spend approximately $1.2 billion for capital expenditures in Fiscal 2026, including approximately $1.0 billion for the Beer segment associated primarily with the Mexico Beer Projects. The remaining planned Fiscal 2026 capital expenditures consist of improvements to existing operating facilities and replacements of existing equipment and/or buildings. Management reviews the capital expenditure program periodically and modifies it as required to meet current and projected future business needs.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect amounts reported in our consolidated financial statements. Estimates are based on historical experience, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. We review estimates to ensure that they appropriately reflect changes in our business on an ongoing basis. Certain policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management to determine appropriate assumptions to be used in certain estimates; as a result, they are subject to an inherent degree of uncertainty. See Note 1 for a description of our significant accounting policies. Our critical accounting estimates include:

•Goodwill and other intangible assets. Goodwill and other intangible assets are classified into three categories: (i) goodwill, (ii) intangible assets with definite lives subject to amortization, and (iii) intangible assets with indefinite lives not subject to amortization. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or changes in circumstances indicate that these assets might be impaired. We may perform a qualitative evaluation prior to a quantitative test to determine if an impairment exists. However, if the results of the qualitative evaluation are inconclusive or suggest an impairment may exist, we must proceed to the quantitative test. The qualitative evaluation is an assessment of factors, including market conditions, industry changes, actual results as compared to forecasted results, or the timing of recent acquisitions and/or

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 49

PART II	ITEM 7. MD&A	Table of Contents
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

Goodwill – Our reporting units with goodwill include the Beer segment and the Wine and Spirits segment. In the fourth quarter of Fiscal 2025, we performed our annual goodwill impairment analysis using both the qualitative and quantitative assessments. No indication of impairment was noted for our Beer reporting unit utilizing the qualitative assessment, as the estimated fair value of goodwill exceeded its carrying value.

During the second quarter of fiscal 2025, in connection with continued negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our mainstream and premium wine brands, management updated its Fiscal 2025 outlook for this reporting unit. The updated forecast indicated it was more likely than not the fair value of the Wine and Spirits reporting unit might be below its carrying value. Accordingly, we performed an interim quantitative assessment for goodwill impairment. This assessment indicated the carrying value of the Wine and Spirits reporting unit exceeded its estimated fair value, resulting in a $2,250.0 million goodwill impairment. During the fourth quarter of fiscal 2025, we performed our annual impairment analysis and updated our estimate of the Wine and Spirits reporting unit fair value to reflect the latest financial projections and an increase in the discount rate. As a result, we recognized an additional $490.7 million goodwill impairment to write-off the remaining goodwill balance for the Wine and Spirits reporting unit as of February 28, 2025.

When performing a quantitative assessment for impairment of goodwill, we measure the amount of impairment by calculating the amount by which the carrying value exceeds its estimated fair value. The estimated fair value of our reporting units are determined based on the discounted cash flow model. The most significant assumptions used in the discounted cash flow model for the Wine and Spirits reporting unit were: (i) a 9% discount rate (for the interim assessment) and a 10% discount rate (for the annual assessment), (ii) a 1.5% expected long-term growth rate, and (iii) the annual cash flow projections.

For Fiscal 2024 and Fiscal 2023, as a result of our annual goodwill impairment analyses, we concluded that there were no indications of impairment for either of our reporting units, however, we closely monitored broader industry and market conditions and our expectations for future performance as it related to our wine and spirits goodwill.

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

In connection with our annual trademark analysis, we performed a qualitative assessment for the imported beer and spirits trademarks and concluded that there were no indications of impairment for these trademark units. We re-evaluated the wine units of account in contemplation of the 2025 Wine Divestitures Transaction and determined it was appropriate to have two reporting

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 50

PART II	ITEM 7. MD&A	Table of Contents
units, (i) held for sale brands and (ii) remaining brands. We performed a quantitative impairment test for the held for sale brands and remaining brands trademark units as certain continued negative trends indicated the fair value may not exceed its carrying value. When using the quantitative assessment, the estimated fair value of the trademarks is calculated based on an income approach using the relief from royalty method.

The most significant assumptions used in the relief from royalty method to determine the estimated fair value of intangible assets with indefinite lives in connection with this impairment testing were: (i) a 3% royalty rate (held for sale brands trademark unit) and a 7% royalty rate (remaining brands trademark unit), (ii) an 11% discount rate, (iii) a 1.5% expected long-term growth rate, and (iv) the annual revenue projections. This assessment indicated (i) the carrying value of the held for sale brands trademark unit exceeded its estimated fair value, resulting in a $57.0 million trademark impairment as of February 28, 2025, and (ii) the estimated fair value of the remaining brands trademark unit exceeded its carrying value. We proceeded to perform sensitivities in our impairment testing of the remaining brands trademarks by (i) decreasing the royalty rate 50 basis points, (ii) increasing the discount rate 50 basis points, (iii) decreasing the expected long-term growth rate 50 basis points, and (iv) decreasing the annual revenue projections 100 basis points. None of these sensitivities individually would have resulted in a conclusion that the trademarks in our remaining brands reporting unit were impaired.

We performed quantitative assessments in both Fiscal 2024 and Fiscal 2023 for the imported beer, wine, and spirits trademarks. There were no indications of impairment for any of our trademarks for Fiscal 2024. In the fourth quarter of Fiscal 2023, certain continued negative trends within our Funky Buddha and Four Corners craft beer portfolios, including ongoing negative cash flows, resulted in our decision to revise our long-term financial forecasts for these portfolios. Accordingly, the Beer segment’s Funky Buddha and Four Corners craft beer businesses recognized $9.0 million and $4.0 million impairment losses, respectively, in connection with the write-off of their trademark assets. In Fiscal 2024, we completed the Craft Beer Divestitures.

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

For Fiscal 2025 and Fiscal 2023, our estimate of fair value for the SVEDKA Divestiture and the 2022 Wine Divestiture, respectively, were determined based on the expected proceeds from the applicable transaction. The components sold were a part of the Wine and Spirits segment and were included in that reporting unit through the date of divestiture. Goodwill was allocated to the assets based on the relative fair value of the business being sold compared to the relative fair value of the reporting unit. Goodwill not allocated to assets associated with the divestiture remained in the wine and spirits reporting unit.

For additional information on our goodwill and intangible assets refer to Notes 2, 7, 8, 9, and 13.

•Accounting for income taxes. We estimate our deferred tax assets and liabilities, income taxes payable, provision for income taxes, and unrecognized tax benefit liabilities based upon various factors including, but not limited to, historical pretax operating income, future estimates of pretax operating income, differences between book and tax treatment of various items of income and expense, interpretation of tax laws, and tax planning strategies. We are subject to income taxes in Italy, Mexico, New Zealand, Switzerland, the U.S., and other jurisdictions. We are regularly audited by federal, state, and foreign tax authorities, but a number of years may elapse before an uncertain tax position is audited and finally resolved.

We believe all tax positions are fully supported. We recognize tax assets and liabilities in accordance with the FASB guidance for income tax accounting. Accordingly, we recognize a tax benefit from an uncertain tax position when it is more likely than not the position will be sustained upon examination

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 51

PART II	ITEM 7. MD&A	Table of Contents
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

Change in Accounting Guidance

Accounting guidance adopted for Fiscal 2025 did not have a material impact on our consolidated financial statements. For information on recently adopted accounting guidance and accounting guidance not yet adopted, see Note 1.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 52

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of February 28, 2025, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, New Zealand dollar, and euro. Approximately 100% of our balance sheet exposures and 72% of our forecasted transactional exposures for the year ending February 28, 2026, were hedged as of February 28, 2025.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of February 28, 2025, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 63% of our forecasted transactional exposures for the year ending February 28, 2026, were hedged as of February 28, 2025.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
(in millions)
Foreign currency contracts	$3,221.8	$2,781.5	$20.6	$305.8	$(213.7)	$(179.4)
Commodity derivative contracts	$322.1	$397.5	$(3.2)	$(29.8)	$28.5	$32.1

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of February 28, 2025, we had $275.0 million of outstanding cash flow designated, Pre-issuance hedge contracts designed to minimize interest rate volatility on our future debt issuances. There were no other cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of February 28, 2025, or February 29, 2024.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 53

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents
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

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
(in millions)
Fixed interest rate debt	$10,758.7	$11,717.8	$(9,990.0)	$(10,775.8)	$(533.7)	$(604.8)
Pre-issuance hedge contracts	$275.0	$—	$2.2	$—	$15.7	$—

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $5.3 million and $7.1 million for the years ended February 28, 2025, and February 29, 2024, respectively.

For additional discussion on our market risk, refer to Notes 6 and 7.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 54

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Item 8. Financial Statements and Supplementary Data

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2025

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 55

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2025.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 56

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Constellation Brands, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2025 and February 29, 2024, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated April 23, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 57

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Rochester, New York
April 23, 2025

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 58

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2025 and February 29, 2024, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 28, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 23, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Unrecognized tax benefits
As discussed in Notes 1 and 13 to the consolidated financial statements, the Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company has recorded unrecognized tax benefits of $318.9 million as of February 28, 2025.
We identified the evaluation of certain of the Company’s unrecognized tax benefits as a critical audit matter. Specifically, complex auditor judgment, including the involvement of tax and valuation

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 59

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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
Fair value of the Wine and Spirits reporting unit
As discussed in Notes 1, 7, and 8 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis, or more frequently, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the three months ended August 31, 2024, in connection with negative trends within the Wine and Spirits business, the Company updated its outlook for the Wine and Spirits reporting unit. The updated forecast indicated it was more likely than not that the fair value of the reporting unit might be below its carrying value. Accordingly, the Company performed an interim quantitative assessment for goodwill impairment using a discounted cash flow model to estimate the fair value of this reporting unit. The assessment indicated that the carrying value of this reporting unit exceeded its estimated fair value, resulting in a $2,250.0 million goodwill impairment. During the three months ended February 28, 2025, the Company performed its annual impairment analysis and updated its estimate of the fair value of the Wine and Spirits reporting unit using a discounted cash flow model to reflect the latest financial projections and an increase in the discount rate. As a result, the Company recognized an additional $490.7 million goodwill impairment charge to write-off the remaining goodwill balance for the Wine and Spirits reporting unit as of February 28, 2025.
We identified the evaluation of the fair value of the Wine and Spirits reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the key assumptions used in the discounted cash flow model, including the discount rate, projected revenue growth rates and operating margins, and long-term growth rate. Changes to these key assumptions could have a significant impact on the fair value of the reporting unit. Additionally, specialized skills and knowledge were required to assess the discount rate and long-term growth rate assumptions used in determining the fair value.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including controls related to the determination of the key assumptions used to estimate the fair value of the reporting unit. We evaluated the Company’s projected revenue growth rates and operating margins by comparing them to the Company’s historical performance and to relevant market data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s long-term growth rate by comparing it to market data for long-term industry and economic growth expectations
•evaluating the Company’s discount rate by comparing it to a range of discount rates that were independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Rochester, New York
April 23, 2025

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 60

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	February 28, 2025	February 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$68.1	$152.4
Accounts receivable	736.5	832.8
Inventories	1,437.2	2,078.3
Prepaid expenses and other	561.1	666.0
Assets held for sale	913.5	—
Total current assets	3,716.4	3,729.5
Property, plant, and equipment	7,409.8	8,055.2
Goodwill	5,126.8	7,980.3
Intangible assets	2,532.3	2,731.7
Deferred income taxes	1,805.3	2,055.0
Other assets	1,061.7	1,140.0
Total assets	$21,652.3	$25,691.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$806.7	$241.4
Current maturities of long-term debt	1,402.0	956.8
Accounts payable	939.8	1,107.1
Other accrued expenses and liabilities	886.7	836.4
Total current liabilities	4,035.2	3,141.7
Long-term debt, less current maturities	9,289.0	10,681.1
Deferred income taxes and other liabilities	1,193.3	1,804.3
Total liabilities	14,517.5	15,627.1
Commitments and contingencies (Note 16)
CBI stockholders’ equity:
Preferred Stock, $0.01 par value – Authorized, 1,000,000 shares; Issued, none	—	—
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,698,298 shares and 212,698,298 shares, respectively	2.1	2.1
Class 1 Stock, $0.01 par value – Authorized, 25,000,000 shares; Issued, 27,037 shares and 23,661 shares, respectively	—	—
Additional paid-in capital	2,144.6	2,047.3
Retained earnings	12,603.4	13,417.2
Accumulated other comprehensive income (loss)	(662.7)	376.8
Class A Stock in treasury, at cost, 34,505,141 shares and 29,809,881 shares, respectively	(7,205.4)	(6,100.3)
Total CBI stockholders’ equity	6,882.0	9,743.1
Noncontrolling interests	252.8	321.5
Total stockholders’ equity	7,134.8	10,064.6
Total liabilities and stockholders’ equity	$21,652.3	$25,691.7
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 61

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Sales	$10,956.9	$10,711.0	$10,177.2
Excise taxes	(748.2)	(749.2)	(724.6)
Net sales	10,208.7	9,961.8	9,452.6
Cost of product sold	(4,894.1)	(4,944.3)	(4,683.6)
Gross profit	5,314.6	5,017.5	4,769.0
Selling, general, and administrative expenses	(1,950.0)	(1,832.7)	(1,928.1)
Goodwill and intangible assets impairment	(2,797.7)	—	(13.0)
Assets held for sale impairment	(478.0)	—	—
Gain (loss) on sale of business	266.0	(15.1)	15.0
Operating income (loss)	354.9	3,169.7	2,842.9
Income (loss) from unconsolidated investments	(26.3)	(511.8)	(2,036.4)
Interest expense, net	(411.4)	(436.1)	(422.9)
Income (loss) before income taxes	(82.8)	2,221.8	383.6
(Provision for) benefit from income taxes	51.7	(456.6)	(422.1)
Net income (loss)	(31.1)	1,765.2	(38.5)
Net (income) loss attributable to noncontrolling interests	(50.3)	(37.8)	(32.5)
Net income (loss) attributable to CBI	$(81.4)	$1,727.4	$(71.0)

Net income (loss) per common share attributable to CBI:
Basic – Class A Stock	$(0.45)	$9.42	$(0.11)
Basic – Class B Stock	NA	NA	$(2.02)
Diluted – Class A Stock	$(0.45)	$9.39	$(0.11)
Diluted – Class B Stock	NA	NA	$(2.02)
Weighted average common shares outstanding:
Basic – Class A Stock	181.476	183.307	169.337
Basic – Class B Stock	NA	NA	23.206
Diluted – Class A Stock	181.476	183.959	169.337
Diluted – Class B Stock	NA	NA	23.206
Cash dividends declared per common share:
Class A Stock	$4.04	$3.56	$3.20
Class B Stock	NA	NA	$2.16

Comprehensive income (loss):
Net income (loss)	$(31.1)	$1,765.2	$(38.5)
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	(818.7)	293.1	274.6
Unrealized gain (loss) on cash flow hedges	(256.6)	70.0	188.6
Pension/postretirement adjustments	2.2	1.2	0.1
Share of other comprehensive income (loss) of equity method investments	(10.6)	—	5.1
Other comprehensive income (loss), net of income tax effect	(1,083.7)	364.3	468.4
Comprehensive income (loss)	(1,114.8)	2,129.5	429.9
Comprehensive (income) loss attributable to noncontrolling interests	(6.1)	(53.8)	(59.7)
Comprehensive income (loss) attributable to CBI	$(1,120.9)	$2,075.7	$370.2
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 62

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	Class A	Class B
Balance at February 28, 2022	$1.9	$0.3	$1,808.9	$14,505.4	$(412.7)	$(4,171.9)	$315.9	$12,047.8
Comprehensive income (loss):
Net income (loss)	—	—	—	(71.0)	—	—	32.5	(38.5)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	441.2	—	27.2	468.4
Comprehensive income (loss)								429.9
Reclassification payment	—	—	—	(1,500.0)	—	—	—	(1,500.0)
Retirement of treasury shares	—	(0.1)	—	(2.2)	—	2.3	—	—
Conversion of common shares	0.2	(0.2)	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	(1,700.2)	—	(1,700.2)
Dividends declared	—	—	—	(588.3)	—	—	—	(588.3)
Noncontrolling interest distributions	—	—	—	—	—	—	(55.3)	(55.3)
Shares issued under equity compensation plans	—	—	25.7	—	—	5.9	—	31.6
Stock-based compensation	—	—	68.4	—	—	—	—	68.4
Balance at February 28, 2023	2.1	—	1,903.0	12,343.9	28.5	(5,863.9)	320.3	8,733.9
Comprehensive income (loss):
Net income (loss)	—	—	—	1,727.4	—	—	37.8	1,765.2
Other comprehensive income (loss), net of income tax effect	—	—	—	—	348.3	—	16.0	364.3
Comprehensive income (loss)								2,129.5
Repurchase of shares	—	—	—	—	—	(249.7)	—	(249.7)
Dividends declared	—	—	—	(654.1)	—	—	—	(654.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(52.6)	(52.6)
Shares issued under equity compensation plans	—	—	80.6	—	—	13.3	—	93.9
Stock-based compensation	—	—	63.7	—	—	—	—	63.7
Balance at February 29, 2024	2.1	—	2,047.3	13,417.2	376.8	(6,100.3)	321.5	10,064.6
Comprehensive income (loss):
Net income (loss)	—	—	—	(81.4)	—	—	50.3	(31.1)
Other comprehensive income (loss), net of income tax effect	—	—	—	—	(1,039.5)	—	(44.2)	(1,083.7)
Comprehensive income (loss)								(1,114.8)
Repurchase of shares	—	—	—	—	—	(1,123.8)	—	(1,123.8)
Dividends declared	—	—	—	(732.4)	—	—	—	(732.4)
Noncontrolling interest distributions	—	—	—	—	—	—	(57.5)	(57.5)
Shares issued under equity compensation plans	—	—	33.5	—	—	18.7	—	52.2
Stock-based compensation	—	—	71.9	—	—	—	—	71.9
Purchase of noncontrolling interest	—	—	(8.1)	—	—	—	(17.3)	(25.4)
Balance at February 28, 2025	$2.1	$—	$2,144.6	$12,603.4	$(662.7)	$(7,205.4)	$252.8	$7,134.8
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 63

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31.1)	$1,765.2	$(38.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	47.9	85.4	45.9
Deferred tax provision (benefit)	(210.3)	147.9	207.8
Depreciation	445.7	427.9	383.8
Stock-based compensation	72.2	63.6	68.5
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	(5.4)	321.2	971.8
Noncash lease expense	112.4	91.3	89.3
Amortization of debt issuance costs and loss on extinguishment of debt	10.4	11.7	34.0
Equity method investments impairment	8.7	136.1	1,060.3
Long-lived assets impairment	—	—	53.5
Assets held for sale impairment	478.0	—	—
(Gain) loss on sale of business	(266.0)	15.1	(15.0)
Gain (loss) on settlement of Pre-issuance hedge contracts	—	1.9	20.7
Net gain in connection with Exchangeable Shares	(7.2)	—	—
Goodwill and intangible assets impairment	2,797.7	—	13.0
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	90.3	73.2	(3.9)
Inventories	(152.2)	(182.3)	(356.4)
Prepaid expenses and other current assets	(89.4)	(76.5)	197.9
Accounts payable	101.5	24.7	114.9
Deferred revenue	(35.5)	(11.0)	12.8
Other accrued expenses and liabilities	(48.9)	(115.9)	(239.8)
Other	(166.6)	0.5	136.3
Total adjustments	3,183.3	1,014.8	2,795.4
Net cash provided by (used in) operating activities	3,152.2	2,780.0	2,756.9

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(1,214.1)	(1,269.1)	(1,035.4)
Purchase of business, net of cash acquired	(158.7)	(7.5)	(37.1)
Investments in equity method investees and securities	(35.0)	(34.6)	(30.8)
Proceeds from sale of assets	35.5	21.9	6.7
Proceeds from sale of business	409.2	5.4	96.7
Other investing activities	(11.7)	(2.0)	0.5
Net cash provided by (used in) investing activities	(974.8)	(1,285.9)	(999.4)

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 64

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	1,144.4	3,344.9
Principal payments of long-term debt	(957.0)	(809.7)	(2,159.7)
Net proceeds from (repayments of) short-term borrowings	565.3	(923.9)	842.3
Dividends paid	(731.8)	(653.8)	(587.7)
Purchases of treasury stock	(1,123.8)	(249.7)	(1,700.2)
Proceeds from shares issued under equity compensation plans	73.8	104.5	42.4
Payments of minimum tax withholdings on stock-based payment awards	(13.8)	(11.2)	(10.4)
Payments of debt issuance, debt extinguishment, and other financing costs	(0.1)	(7.7)	(36.2)
Distributions to noncontrolling interests	(57.5)	(52.6)	(55.3)
Payment of contingent consideration	(0.7)	(14.9)	—
Purchase of noncontrolling interest	(16.2)	—	—
Payment to holders of Class B Stock in connection with the Reclassification	—	—	(1,500.0)
Net cash provided by (used in) financing activities	(2,261.8)	(1,474.6)	(1,819.9)

Effect of exchange rate changes on cash and cash equivalents	0.1	(0.6)	(3.5)

Net increase (decrease) in cash and cash equivalents	(84.3)	18.9	(65.9)
Cash and cash equivalents, beginning of year	152.4	133.5	199.4
Cash and cash equivalents, end of year	$68.1	$152.4	$133.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year
Interest, net of interest capitalized	$416.1	$418.6	$386.3
Income taxes, net of refunds received	$197.1	$333.5	$129.7

Noncash investing and financing activities
Additions to property, plant, and equipment	$143.1	$269.6	$183.3
Purchase of noncontrolling interest	$9.2	$—	$—
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 65

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2025

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 66

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Selling, general, and administrative expenses
The types of costs included in selling, general, and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. We expense advertising (hereafter referred to as “marketing”) costs as incurred, shown, or distributed. Marketing expense for the years ended February 28, 2025, February 29, 2024, and February 28, 2023, was $931.2 million, $853.5 million, and $860.8 million, respectively.

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 67

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 68

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 69

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

For the years ended February 28, 2025, and February 29, 2024, net income (loss) per common share attributable to CBI (hereafter referred to as “net income (loss) per common share”) – basic for Class A Stock has been computed based on the weighted average shares of common stock outstanding during the period. Net income (loss) per common share – diluted for Class A Stock reflects the weighted average shares of common stock plus the effect of dilutive securities outstanding during the period using the treasury stock method. The effect of dilutive securities includes the impact of outstanding stock-based awards. The dilutive computation does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on the net income (loss) per common share.

For the year ended February 28, 2023, we used the two-class method for the computation and presentation of net income (loss) per common share. The two-class method is an earnings allocation formula that calculates basic and diluted net income (loss) per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, Class A Stock was assumed to receive a 10% greater participation

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 70

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
in undistributed earnings (losses) than Class B Stock, in accordance with the respective minimum dividend rights of each class of stock.

Net income (loss) per common share – basic excluded the effect of common stock equivalents and was computed using the two-class method. Net income (loss) per common share – diluted for Class A Stock reflected the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Net income (loss) per common share – diluted for Class A Stock was computed using the more dilutive of the if-converted or two-class method. For the year ended February 28, 2023, net income (loss) per common share – diluted for Class A Stock was computed using the two-class method, until such conversion took place pursuant to the Reclassification. Net income (loss) per common share – diluted for Class B Stock was computed using the two-class method and did not assume conversion of Class B Stock into shares of Class A Stock.

For additional information on net income (loss) per common share, see Note 19.

Accounting pronouncements
Recently adopted accounting pronouncement
Segment reporting —
In November 2023, the FASB issued a standard requiring disclosures, on an annual and interim basis, of significant segment expenses and other segment items that are regularly provided to the CODM as well as the title and position of the CODM. We adopted these disclosures for our annual period ending February 28, 2025. The amendments in this standard were applied retrospectively to all prior periods presented in the financial statements (see Note 22).

Accounting pronouncements not yet adopted
Income taxes —
In December 2023, the FASB issued a standard to enhance the transparency and decision usefulness of income tax disclosures. This standard requires public companies to disclose (i) specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, (ii) the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by material individual jurisdictions, and (iii) income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state, and foreign. We are required to adopt these disclosures for our annual period ending February 28, 2026, with early adoption permitted and this standard may be applied retrospectively. We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition.

Disaggregation of income statement expenses —
In November 2024, the FASB issued a standard requiring disaggregated information about certain income statement expense line items to be disclosed on an annual and interim basis. We are required to adopt these disclosures for our annual period ending February 29, 2028, with early adoption permitted and this standard may be applied retrospectively. We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition.

2.    ACQUISITIONS, DIVESTITURES, AND RESTRUCTURING

Acquisitions
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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 71

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Austin Cocktails
In April 2022, we acquired the remaining 73% ownership interest in Austin Cocktails, which included a portfolio of small batch, ready-to-drink cocktails. This transaction primarily included the acquisition of goodwill and a trademark. In addition, the purchase price for Austin Cocktails includes an earn-out over five years based on performance. The results of operations of Austin Cocktails are reported in the Wine and Spirits segment and have been included in our consolidated results of operations from the date of acquisition.

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

Divestitures
SVEDKA Divestiture
On January 6, 2025, we sold the SVEDKA brand and related assets, primarily including inventory and equipment. The net cash proceeds from the SVEDKA Divestiture were used for general corporate purposes, including funding share repurchases, capital expenditures, and repayment of debt. Prior to the SVEDKA Divestiture, we recorded the results of operations of the SVEDKA brand in the Wine and Spirits segment. The following table summarizes the net gain recognized in connection with this divestiture, for the year ended February 28, 2025:

(in millions)
Cash received from buyer	$409.2
Net assets sold	(139.7)
Direct costs to sell	(3.5)
Gain on sale of business (1)	$266.0
(1)Included in gain (loss) on sale of business within our consolidated results of operations.

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
(2)Included in gain (loss) on sale of business within our consolidated results of operations.

Assets held for sale
The 2025 Wine Divestitures Transaction largely resulted in both (i) $879.8 million of wine and spirits net assets being reclassified to held for sale as of February 28, 2025, and (ii) a $478.0 million assets held for sale

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 72

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
impairment. The impairment loss was included in assets held for sale impairment within our consolidated results of operations for the year ended February 28, 2025. The carrying value of assets held for sale as of February 28, 2025, consisted of the following:

(in millions)
Assets
Inventories	$788.7
Prepaid expenses and other	0.5
Property, plant, and equipment	474.4
Intangible assets	127.9
Less: Assets held for sale impairment	(478.0)
Assets held for sale	913.5

Liabilities
Other accrued expenses and liabilities (1)	33.7
Net assets held for sale	$879.8
(1)Liabilities held for sale are included in the Consolidated Balance Sheet as of February 28, 2025, within other accrued expenses and liabilities.

2025 Restructuring Initiative
The 2025 Restructuring Initiative is an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business, including through enhanced organizational efficiency and optimized expenditures across our organization. The majority of the work associated with the 2025 Restructuring Initiative is expected to be completed within the year ending February 28, 2026, and is estimated to result in $80 million to $100 million of cumulative pre-tax costs once all phases are fully implemented. This range is estimated to be comprised of (i) employee termination costs (60%) and (ii) consulting services as well as other costs, which primarily include contract termination costs (40%). We recognized $49.7 million of pre-tax restructuring costs during the year ended February 28, 2025, comprised of (i) $46.9 million of employee termination costs and (ii) $2.8 million of consulting services costs that were included in selling, general, and administrative costs within our consolidated results. As of February 28, 2025, the $49.7 million of pre-tax restructuring costs were captured in accrued restructuring within other accrued expenses and liabilities in the Consolidated Balance Sheet (see Note 11). We anticipate incurring approximately $40 million of additional pre-tax consulting services, employee termination, and other costs during the year ending February 28, 2026.

Subsequent event
2025 Wine Divestitures Transaction
In April 2025, we entered into a definitive agreement to fully divest and, in certain instances, exclusively license the trademarks of a portion of our wine and spirits business, primarily centered around our remaining mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities for $900 million, subject to certain adjustments. The 2025 Wine Divestitures Transaction is subject to the satisfaction of certain closing conditions, including receipt of required regulatory approval, and is expected to close immediately following the end of our first quarter of Fiscal 2026. We expect to use the net cash proceeds from the 2025 Wine Divestitures Transaction for general corporate purposes.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 73

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
3.    INVENTORIES

The components of inventories are as follows:

	February 28, 2025	February 29, 2024
(in millions)
Raw materials and supplies	$230.2	$254.1
In-process inventories	540.9	1,096.0
Finished case goods	666.1	728.2
	$1,437.2	$2,078.3

The inventories balance as of February 28, 2025, excludes amounts reclassified to assets held for sale.

4.    PREPAID EXPENSES AND OTHER

The major components of prepaid expenses and other are as follows:

	February 28, 2025	February 29, 2024
(in millions)
Value added taxes receivable	$241.3	$183.4
Prepaid taxes	150.4	130.9
Derivative assets	67.2	162.5
Income taxes receivable	14.9	64.3
Other	87.3	124.9
	$561.1	$666.0

The prepaid expenses and other balance at February 28, 2025, excludes an amount reclassified to assets held for sale.

5.    PROPERTY, PLANT, AND EQUIPMENT

The major components of property, plant, and equipment are as follows:

	February 28, 2025	February 29, 2024
(in millions)
Land and land improvements	$437.2	$473.6
Vineyards	128.3	264.6
Buildings and improvements	1,907.9	1,941.6
Machinery and equipment	5,027.7	5,649.0
Motor vehicles	238.5	162.9
Construction in progress (1) (2)	2,218.1	2,296.6
	9,957.7	10,788.3
Less – Accumulated depreciation	(2,547.9)	(2,733.1)
	$7,409.8	$8,055.2
(1)We capitalized $74.2 million, $63.7 million, and $36.5 million of interest costs for the years ended February 28, 2025, February 29, 2024, and February 28, 2023, respectively, primarily due to the Mexico Beer Projects.
(2)Initial production at the Veracruz Brewery is expected to commence in late Fiscal 2026 or early Fiscal 2027.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 74

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The property, plant, and equipment balance at February 28, 2025, and February 29, 2024, excludes amounts reclassified to assets held for sale. In July 2024, we sold the remaining assets classified as held for sale at the Mexicali Brewery.

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

The aggregate notional value of outstanding derivative instruments is as follows:

	February 28, 2025	February 29, 2024
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$2,843.6	$2,045.6
Pre-issuance hedge contracts	$275.0	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts	$378.2	$735.9
Commodity derivative contracts	$322.1	$397.5

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 75

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

We expect $17.3 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2025, the estimated fair value of derivative instruments in a net liability position due to counterparties was $20.5 million. If we were required to settle the net liability position under these derivative instruments on February 28, 2025, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 7):

Assets			Liabilities
	February 28, 2025	February 29, 2024		February 28, 2025	February 29, 2024
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$56.2	$154.1	Other accrued expenses and liabilities	$36.9	$3.5
Other assets	$39.3	$153.5	Deferred income taxes and other liabilities	$38.6	$0.2

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 76

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Assets			Liabilities
	February 28, 2025	February 29, 2024		February 28, 2025	February 29, 2024
(in millions)
Pre-issuance hedge contracts:
Prepaid expenses and other	$2.2	$—	Other accrued expenses and liabilities	$—	$—

Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.5	$3.6	Other accrued expenses and liabilities	$0.9	$1.7
Commodity derivative contracts:
Prepaid expenses and other	$7.3	$4.8	Other accrued expenses and liabilities	$8.8	$27.9
Other assets	$2.3	$1.4	Deferred income taxes and other liabilities	$4.0	$8.1

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Year Ended February 28, 2025
Foreign currency contracts	$(161.8)	Sales	$0.8
		Cost of product sold	96.3
Pre-issuance hedge contracts	2.3	Interest expense, net	—
	$(159.5)		$97.1

For the Year Ended February 29, 2024
Foreign currency contracts	$205.7	Sales	$(0.1)
		Cost of product sold	137.3
Pre-issuance hedge contracts	(0.1)	Interest expense, net	(1.6)
	$205.6		$135.6

For the Year Ended February 28, 2023
Foreign currency contracts	$221.5	Sales	$(1.3)
		Cost of product sold	50.8
Pre-issuance hedge contracts	15.7	Interest expense, net	(0.9)
	$237.2		$48.6

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 77

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Year Ended February 28, 2025
Commodity derivative contracts	Cost of product sold	$(0.3)
Foreign currency contracts	Selling, general, and administrative expenses	(29.7)
		$(30.0)

For the Year Ended February 29, 2024
Commodity derivative contracts	Cost of product sold	$(44.2)
Foreign currency contracts	Selling, general, and administrative expenses	14.6
		$(29.6)

For the Year Ended February 28, 2023
Commodity derivative contracts	Cost of product sold	$(15.0)
Foreign currency contracts	Selling, general, and administrative expenses	(19.8)
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

Interest rate swap and Pre-issuance hedge contracts
The fair value is estimated based on quoted market prices from respective counterparties. Quotes are corroborated by using discounted cash flow models based upon forward interest-rate yield curves, which are obtained from independent pricing services (Level 2 fair value measurement).

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 78

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Long-term debt
The fair value of our fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement). As of February 28, 2025, the carrying amount of long-term debt, including the current portion, was $10,691.0 million, compared with an estimated fair value of $9,990.0 million. As of February 29, 2024, the carrying amount of long-term debt, including the current portion, was $11,637.9 million, compared with an estimated fair value of $10,775.8 million.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of February 28, 2025, and February 29, 2024, due to the relatively short maturity of these instruments.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2025
Assets:
Foreign currency contracts	$—	$97.0	$—	$97.0
Commodity derivative contracts	$—	$9.6	$—	$9.6
Pre-issuance hedge contracts	$—	$2.2	$—	$2.2
Liabilities:
Foreign currency contracts	$—	$76.4	$—	$76.4
Commodity derivative contracts	$—	$12.8	$—	$12.8

February 29, 2024
Assets:
Foreign currency contracts	$—	$311.2	$—	$311.2
Commodity derivative contracts	$—	$6.2	$—	$6.2
Liabilities:
Foreign currency contracts	$—	$5.4	$—	$5.4
Commodity derivative contracts	$—	$36.0	$—	$36.0

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 79

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

		Fair Value Measurements Using
	Balance Sheet Classification	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Year Ended February 28, 2025
Goodwill	Goodwill	$—	$—	$—	$2,740.7
Assets held for sale	Assets held for sale	—	879.8	—	478.0
Trademarks	Intangible assets	—	—	125.8	57.0
Equity method investments	Other assets	—	—	—	8.7
		$—	$879.8	$125.8	$3,284.4

For the Year Ended February 29, 2024
Equity method investments	Other assets	$56.1	$0.6	$0.6	$136.1

For the Year Ended February 28, 2023
Equity method investments	Other assets	$398.4	$—	$—	$1,060.3
Long-lived assets	Property, plant, and equipment	—	—	6.3	53.5
Trademarks	Intangible assets	—	—	—	13.0
		$398.4	$—	$6.3	$1,126.8

Goodwill
During the three months ended August 31, 2024, in connection with continued negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our mainstream and premium wine brands, management updated its Fiscal 2025 outlook for this reporting unit. The updated forecast indicated it was more likely than not the fair value of the Wine and Spirits reporting unit might be below its carrying value. Accordingly, we performed an interim quantitative assessment for goodwill impairment. This assessment indicated that the carrying value of the Wine and Spirits reporting unit exceeded its estimated fair value, resulting in a $2,250.0 million goodwill impairment. During the three months ended February 28, 2025, we performed our annual impairment analysis and updated our estimate of the fair value of the Wine and Spirits reporting unit to reflect the latest financial projections and an increase in the discount rate. As a result, we recognized an additional $490.7 million goodwill impairment to write-off the remaining goodwill balance for the Wine and Spirits reporting unit as of February 28, 2025. The $2,740.7 million total loss from impairment was included in goodwill and intangible assets impairment within our consolidated results for the year ended February 28, 2025. See Notes 8, 9, and 13 for further discussion.

When performing a quantitative assessment for impairment of goodwill, we measure the amount of impairment by calculating the amount by which the carrying value exceeds its estimated fair value. The estimated fair value is determined based on the discounted cash flow model. The most significant assumptions used in the discounted cash flow model were: (i) a 9% discount rate (for the interim assessment) and a 10% discount rate (for the annual assessment), (ii) a 1.5% expected long-term growth rate, and (iii) the annual cash flow projections.

Assets held for sale
For the three months ended February 28, 2025, largely in connection with the 2025 Wine Divestitures Transaction, assets held for sale with a $1,357.8 million carrying value, were written down to their current estimated fair value of $879.8 million, less costs to sell, resulting in a $478.0 million loss. This loss from impairment was included within assets held for sale impairment within our consolidated results for the year ended February

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 80

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
28, 2025. These assets consisted primarily of inventory, production facilities, and intangible assets which had satisfied the conditions necessary to be classified as held for sale. Our estimated fair value was largely based on the expected proceeds from the 2025 Wine Divestitures Transaction as of February 28, 2025.

Trademarks
For the year ended February 28, 2025, in connection with the assessment of the same events and circumstances that resulted in the wine and spirits goodwill carrying value being written down to zero, we completed a quantitative assessment of our wine trademarks. We re-evaluated the wine units of account in contemplation of the 2025 Wine Divestitures Transaction and determined it was appropriate to have two reporting units, (i) held for sale brands and (ii) remaining brands. As a result, the held for sale brands trademark unit with a $182.8 million carrying value was written down to its estimated fair value of $125.8 million, resulting in a $57.0 million impairment. This loss was included in goodwill and intangible assets impairment within our consolidated results of operations for the year ended February 28, 2025.

When performing the quantitative assessment, the estimated fair value of the trademarks is calculated based on an income approach using the relief from royalty method. The most significant assumptions used in the relief from royalty method to determine the estimated fair value of intangible assets with indefinite lives in connection with this impairment testing were: (i) a 3% royalty rate (held for sale brands trademark unit) and a 7% royalty rate (remaining brands trademark unit), (ii) an 11% discount rate, (iii) a 1.5% expected long-term growth rate, and (iv) the annual revenue projections.

For the year ended February 28, 2023, in connection with certain continued negative trends within our Beer segment’s Funky Buddha and Four Corners craft beer portfolios, we updated our long-term financial forecasts for these portfolios. As a result, the Funky Buddha and Four Corners craft beer trademark assets with a carrying value of $13.0 million were written-off, resulting in an impairment of $13.0 million. This loss was included in goodwill and intangible assets impairment within our consolidated results of operations for the year ended February 28, 2023. The estimated fair value of these trademark assets was determined based on our updated cash flow projections. Additionally, in June 2023, we completed the Funky Buddha Divestiture and the Four Corners Divestiture.

Equity method investments
As of February 28, 2025, August 31, 2024, November 30, 2023, and August 31, 2023, we evaluated certain equity method investments, made through our corporate venture capital function within the Corporate Operations and Other segment, and determined there were other-than-temporary impairments due to business underperformance. These losses from impairment were included in income (loss) from unconsolidated investments within our consolidated results for the respective periods. The estimated fair values for the equity method investments evaluated as of February 28, 2025, August 31, 2024, and November 30, 2023, were based largely on the cash flows expected to be generated by the investment using unobservable data points. The estimated fair value for the equity method investments evaluated as of August 31, 2023, was based largely on observable prices for similar assets. In October 2023, we exited one of these equity method investments in exchange for a note receivable.

We evaluated our then-existing Canopy Equity Method Investment as of May 31, 2023, and determined there was an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) the fair value being less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recorded significant costs in its fourth quarter of fiscal 2023 results designed to align its Canadian cannabis operations and resources in response to continued unfavorable market trends, (iii) the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, and (iv) Canopy’s identification of material misstatements in certain of its previously reported financial results related to sales in its BioSteel Sports Nutrition Inc. reporting unit that were accounted for incorrectly, including the recording of a goodwill impairment during its restated second quarter of fiscal 2023. As a result, the Canopy Equity Method Investment with a carrying value of $266.2 million was written down to its estimated fair value of $142.7 million, resulting in an impairment of $123.5 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the year ended February 29, 2024. The estimated fair value was determined based on the closing price of the underlying equity security as of May 31,

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 81

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
2023. Additionally, we no longer apply the equity method to our investment in Canopy following the April 2024 conversion of our Canopy common shares to Exchangeable Shares. For additional information, refer to Note 10.

As of August 31, 2022, we evaluated our then-existing Canopy Equity Method Investment and determined there was an other-than-temporary impairment based on several contributing factors, including: (i) the period of time for which the fair value had been less than the carrying value and the uncertainty surrounding Canopy’s stock price recovering in the near-term, (ii) Canopy recording a significant impairment of goodwill related to its cannabis operations during its first quarter of fiscal 2023, and (iii) the uncertainty of U.S. federal cannabis permissibility. As a result, the Canopy Equity Method Investment with a carrying value of $1,695.1 million was written down to its estimated fair value of $634.8 million, resulting in an impairment of $1,060.3 million. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the year ended February 28, 2023. The estimated fair value was determined based on the closing price of the underlying equity security as of August 31, 2022.

Long-lived assets
For the year ended February 28, 2023, in connection with certain continued negative trends within our Beer segment’s craft beer business, management updated its long-term financial forecasts for this business and determined it was no longer part of the beer asset group. This change in financial forecasts indicated it was more likely than not the fair value of our long-lived assets associated with the craft beer business might be below its carrying value. Accordingly, we performed a quantitative assessment for impairment. As a result, certain long-lived assets with a carrying value of $59.8 million were written down to their estimated fair value of $6.3 million, resulting in a loss of $53.5 million. This loss was included in selling, general, and administrative expenses within our consolidated results of operations for the year ended February 28, 2023. These assets consisted primarily of property, plant, and equipment, including the Daleville Facility. Our estimated fair value was primarily based on the cash flows expected to be generated by the assets. Additionally, in May 2023, we sold the Daleville Facility in connection with our decision to exit the craft beer business.

8.    GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance, February 28, 2023	$5,188.9	$2,736.5	$7,925.4
Purchase accounting allocations (1)	—	6.5	6.5
Foreign currency translation adjustments	49.3	(0.9)	48.4
Balance, February 29, 2024	5,238.2	2,742.1	7,980.3
Purchase accounting allocations (2)	—	71.2	71.2
Foreign currency translation adjustments	(111.4)	0.6	(110.8)
Goodwill impairment	—	(2,740.7)	(2,740.7)
SVEDKA Divestiture (3)	—	(73.2)	(73.2)
Balance, February 28, 2025	$5,126.8	$—	$5,126.8
(1)Purchase accounting allocations associated with the Domaine Curry acquisition.
(2)Preliminary purchase accounting allocations associated with the Sea Smoke acquisition.
(3)Allocation was based on the relative fair value of the portion of the business sold and the remaining wine and spirits portfolio. The relative fair values were determined using the transaction price and the income approach based on assumptions, including projected revenue growth, terminal growth, and discount rates and other projected financial information.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 82

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
9.    INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	February 28, 2025		February 29, 2024
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.3	$14.9	$85.3	$16.2
Other	20.7	0.3	20.8	0.3
Total	$106.0	15.2	$106.1	16.5

Nonamortizable intangible assets
Trademarks (1)		2,517.1		2,715.2
Total intangible assets		$2,532.3		$2,731.7
(1)The balance at February 28, 2025, was impacted by (i) assets reclassified to held for sale and (ii) a wine asset impairment.

We did not incur costs to renew or extend the term of acquired intangible assets for the years ended February 28, 2025, February 29, 2024, and February 28, 2023. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $1.3 million, $1.3 million, and $3.2 million for the years ended February 28, 2025, February 29, 2024, and February 28, 2023, respectively.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal 2026	$1.3
Fiscal 2027	$1.3
Fiscal 2028	$1.3
Fiscal 2029	$1.3
Fiscal 2030	$1.3
Thereafter	$8.7

10.    OTHER ASSETS

The major components of other assets are as follows:

	February 28, 2025	February 29, 2024
(in millions)
Operating lease right-of-use asset	$545.7	$615.3
Income taxes receivable	135.5	—
Equity method investments	124.5	170.6
Other investments in debt and equity securities	60.3	73.0
Derivative assets	41.6	154.9
Exchangeable Shares	21.2	—
Other	132.9	126.2
	$1,061.7	$1,140.0

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 83

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Equity method investments
The carrying value of our equity method investments are as follows:

	February 28, 2025	February 29, 2024
(in millions)
Canopy Equity Method Investment (1)	$—	$42.5
Other equity method investments	124.5	128.1
	$124.5	$170.6
(1)Following the April 2024 conversion to Exchangeable Shares we no longer apply the equity method.

Other investments in debt and equity securities
We have multiple investments through our corporate venture capital function in debt and equity securities. As of February 28, 2025, we evaluated certain investments, primarily driven by business underperformance and solvency concerns, and concluded they should be written down to zero resulting in a loss of $47.9 million. This loss on securities measured at fair value was included in income (loss) from unconsolidated investments within our consolidated results for the year ended February 28, 2025.

Exchangeable Shares
As of November 30, 2024, we evaluated the Exchangeable Shares for impairment primarily due to the business and industry factors that led to the decline in Canopy’s common share price since the date of conversion and exchange. We concluded that an impairment did exist and wrote down the Exchangeable Shares to their estimated fair value. Due to the continued decline in Canopy’s common share price, as of February 28, 2025, we evaluated the Exchangeable Shares for an additional impairment. We concluded an impairment did exist, and accordingly, the Exchangeable Shares with a $97.3 million carrying value at the April 2024 date of conversion and exchange were written down to $21.2 million, their estimated fair value as of February 28, 2025, resulting in a $76.1 million total impairment. The estimated fair values were determined using the same valuation model as of the date of conversion and exchange as noted below. This total loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the year ended February 28, 2025. Future impairments, if any, will also be reported in income (loss) from unconsolidated investments within our consolidated results.

In April 2024, we elected to convert our 17.1 million Canopy common shares into Exchangeable Shares on a one-for-one basis. Additionally, in April 2024, we exchanged C$81.2 million of the principal amount of the C$100.0 million 4.25% promissory note issued to us by Canopy for 9.1 million Exchangeable Shares and forgave all accrued but unpaid interest together with the remaining principal amount of the note. As a result of these transactions, we (i) have 26.3 million Exchangeable Shares and (ii) recognized an $83.3 million net gain in income (loss) from unconsolidated investments within our consolidated results for the year ended February 28, 2025. The fair value of Exchangeable Shares on the date of the conversion and exchange was estimated using a valuation model based primarily on the following inputs: (i) Canopy’s common share price, (ii) the expected volatility of Canopy’s common shares, and (iii) the probability and timing of U.S. federal legalization of recreational cannabis. As the Exchangeable Shares are an equity security without a readily determinable fair value, we elected to account for the Exchangeable Shares under the measurement alternative method.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 84

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
11.    OTHER ACCRUED EXPENSES AND LIABILITIES

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2025	February 29, 2024
(in millions)
Salaries, commissions, and payroll benefits and withholdings	$155.3	$197.8
Promotions and advertising	133.7	146.7
Accrued interest	98.7	110.7
Contract liabilities	91.5	34.6
Operating lease liability	76.7	89.6
Accrued excise taxes	49.8	51.0
Accrued restructuring (1)	49.7	—
Derivative liabilities	46.6	33.1
Accrued insurance, property, and other taxes	34.4	28.4
Liabilities held for sale	33.7	—
Other	116.6	144.5
	$886.7	$836.4
(1)Represents amounts accrued as of February 28, 2025 in connection with the 2025 Restructuring Initiative.

12.    BORROWINGS

Borrowings consist of the following:

	February 28, 2025			February 29, 2024
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$806.7			$241.4
	$806.7			$241.4

Long-term debt
Senior notes	$1,397.9	$9,284.4	$10,682.3	$11,620.1
Other	4.1	4.6	8.7	17.8
	$1,402.0	$9,289.0	$10,691.0	$11,637.9

Bank facilities
Senior credit facility
In October 2022, the Company, CB International, the Administrative Agent, and certain other lenders agreed to amend the 2022 Credit Agreement. The October 2022 Credit Agreement Amendment revised certain defined terms and covenants and became effective in April 2024 following the (i) amendment by Canopy of its Articles of Incorporation, (ii) conversion of our Canopy common shares into Exchangeable Shares, and (iii) resignation of our nominees from the board of directors of Canopy.

In April 2022, the Company, CB International, the Administrative Agent, and certain other lenders entered into the 2022 Restatement Agreement that amended and restated our then-existing senior credit facility (as

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 85

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

April 2022 Term Credit Agreement
In April 2022, the Company, the Administrative Agent, and the Lender amended our then-existing credit agreement (as amended, the April 2022 Term Credit Agreement). The April 2022 Term Credit Agreement provided for a $491.3 million five year term loan facility. The principal changes effected by the amendment were the refinement of certain negative covenants and replacement of LIBOR rates with rates based on term SOFR. In August 2023, we repaid the outstanding five-year term loan facility borrowings under the April 2022 Term Credit Agreement with proceeds from commercial paper borrowings.

August 2022 Term Credit Agreement
In August 2022, the Company, the Administrative Agent, and certain other lenders entered into the August 2022 Term Credit Agreement. The August 2022 Term Credit Agreement provided for a $1.0 billion term loan facility and was not subject to amortization payments, with the balance due and payable three years after the November 10, 2022, funding date. The proceeds from the August 2022 Term Credit Agreement were used to partially fund the aggregate cash payment to holders of Class B Stock in connection with the Reclassification and to pay related fees as well as fees related to closing the August 2022 Term Credit Agreement. In February 2023, we repaid a portion of our indebtedness under the August 2022 Term Credit Agreement with proceeds from senior notes issued in February 2023. In May 2023, we repaid the remaining outstanding borrowings under the August 2022 Term Credit Agreement with proceeds from senior notes issued in May 2023. For additional information, refer to “Senior notes” below.

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

Information with respect to borrowings under the 2022 Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
February 28, 2025
Revolving credit facility (2) (3)	$—	—%	—%	$11.3	$1,430.7

February 29, 2024
Revolving credit facility (2) (3)	$—	—%	—%	$11.5	$1,997.0
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2022 Credit Agreement and outstanding borrowings under our commercial paper program of $808.0 million and

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 86

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
$241.5 million (excluding unamortized discount) for the years ended February 28, 2025, and February 29, 2024, respectively (see “Commercial paper program” below).
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

	February 28, 2025	February 29, 2024
(in millions)
Outstanding borrowings (1)	$806.7	$241.4
Weighted average annual interest rate	4.7%	5.7%
Weighted average remaining term	13 days	4 days
(1)Outstanding commercial paper borrowings are net of unamortized discount.

Pre-issuance hedge contracts
We entered into Pre-issuance hedge contracts, which were designated as cash flow hedges. As a result, we have hedged the treasury rate on $300.0 million of future debt issuances, of which $275.0 million was outstanding, as of February 28, 2025. Upon the termination and settlement of these contracts, the unrealized gain (loss) is recognized in AOCI within our consolidated balance sheets and amortized to interest expense, net within our consolidated results of operations.

Senior notes
Information on our senior notes is as follows:

		Date of			Outstanding Balance (1)
	Principal	Issuance	Maturity	Interest Payments	February 28, 2025	February 29, 2024
(in millions)
4.75% Senior Notes (2) (3)	$400.0	Nov 2014	Nov 2024	May/Nov	$—	$399.5
4.75% Senior Notes (2) (3)	$400.0	Dec 2015	Dec 2025	Jun/Dec	399.5	398.8
3.70% Senior Notes (2) (4)	$600.0	Dec 2016	Dec 2026	Jun/Dec	598.9	598.3
3.50% Senior Notes (2) (4)	$500.0	May 2017	May 2027	May/Nov	498.8	498.2
4.50% Senior Notes (2) (4)	$500.0	May 2017	May 2047	May/Nov	494.2	493.9
3.60% Senior Notes (2) (4)	$700.0	Feb 2018	Feb 2028	Feb/Aug	697.9	697.1
4.10% Senior Notes (2) (4)	$600.0	Feb 2018	Feb 2048	Feb/Aug	593.4	593.2
4.40% Senior Notes (2) (4)	$500.0	Oct 2018	Nov 2025	May/Nov	499.5	498.8
4.65% Senior Notes (2) (4)	$500.0	Oct 2018	Nov 2028	May/Nov	497.9	497.3
5.25% Senior Notes (2) (4)	$500.0	Oct 2018	Nov 2048	May/Nov	494.1	493.8
3.15% Senior Notes (2) (4)	$800.0	Jul 2019	Aug 2029	Feb/Aug	796.8	796.1
2.875% Senior Notes (2) (4)	$600.0	Apr 2020	May 2030	May/Nov	596.8	596.2

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 87

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

		Date of			Outstanding Balance (1)
	Principal	Issuance	Maturity	Interest Payments	February 28, 2025	February 29, 2024
(in millions)
3.75% Senior Notes (2) (4)	$600.0	Apr 2020	May 2050	May/Nov	591.0	590.6
2.25% Senior Notes (2) (4)	$1,000.0	Jul 2021	Aug 2031	Feb/Aug	991.8	990.5
3.60% Senior Notes (2)	$550.0	May 2022	May 2024	May/Nov	—	549.8
4.35% Senior Notes (2) (4)	$600.0	May 2022	May 2027	May/Nov	598.4	597.8
4.75% Senior Notes (2) (4)	$700.0	May 2022	May 2032	May/Nov	695.0	694.4
5.00% Senior Notes (2) (5)	$500.0	Feb 2023	Feb 2026	Feb/Aug	499.0	497.9
4.90% Senior Notes (2) (4)	$750.0	May 2023	May 2033	May/Nov	741.6	740.7
4.80% Senior Notes (2) (4)	$400.0	Jan 2024	Jan 2029	Jan/Jul	397.7	397.2
					$10,682.3	$11,620.1
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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 88

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Indentures
Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

Subsidiary credit facilities
General
We have additional credit arrangements totaling $46.7 million and $67.7 million as of February 28, 2025, and February 29, 2024, respectively. As of February 28, 2025, and February 29, 2024, amounts outstanding under these arrangements were $8.7 million and $17.8 million, respectively, the majority of which is classified as long-term as of the respective date. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.

Debt payments
As of February 28, 2025, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $47.0 million and $20.7 million, respectively) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2026	$1,404.1
Fiscal 2027	603.2
Fiscal 2028	1,801.3
Fiscal 2029	900.0
Fiscal 2030	800.0
Thereafter	5,250.1
$10,758.7

13.    INCOME TAXES

Income (loss) before income taxes was generated as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
(in millions)
Domestic	$(2,633.0)	$(140.2)	$(1,441.6)
Foreign	2,550.2	2,362.0	1,825.2
	$(82.8)	$2,221.8	$383.6

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
(in millions)
Current
Federal	$16.7	$152.6	$(54.3)
State	25.9	16.4	15.5
Foreign	116.0	139.7	253.1
Total current	158.6	308.7	214.3

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 89

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
(in millions)
Deferred
Federal	(436.4)	27.7	82.6
State	(73.1)	(19.0)	29.9
Foreign	299.2	139.2	95.3
Total deferred	(210.3)	147.9	207.8
Income tax provision (benefit)	$(51.7)	$456.6	$422.1

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	For the Years Ended
	February 28, 2025		February 29, 2024		February 28, 2023
	Amount	% of Pretax Income (Loss)	Amount	% of Pretax Income (Loss)	Amount	% of Pretax Income (Loss)
(in millions, except % of pretax income (loss) data)
Income tax provision (benefit) at statutory rate	$(17.4)	21.0%	$466.6	21.0%	$80.6	21.0%
State and local income taxes, net of federal income tax provision (benefit) (1)	(31.2)	37.7%	35.9	1.6%	3.4	0.9%
Net income tax benefit from the realization of tax losses related to a prior period divestiture	—	—%	—	—%	(166.4)	(43.4%)
Net income tax benefit from a tax entity classification change	—	—%	(31.2)	(1.4%)	—	—%
Earnings taxed at other than U.S. statutory rate (2)	(241.0)	291.1%	(75.9)	(3.4%)	(49.2)	(12.8%)
Net income tax provision (benefit) from legislative changes (3)	—	—%	(9.6)	(0.4%)	10.9	2.8%
Wine and Spirits-related impairments including the non-deductible portion of the wine and spirits goodwill impairment	253.3	(306.0%)	—	—%	—	—%
Excess tax benefits from stock-based compensation awards (4)	(5.3)	6.4%	(8.0)	(0.4%)	(5.2)	(1.4%)
Net income tax provision (benefit) recognized for adjustment to valuation allowance (5)	24.1	(29.1%)	86.2	3.9%	557.6	145.4%
Net income tax provision (benefit) in connection with sale of the remaining assets at the canceled Mexicali Brewery	(22.2)	26.8%	—	—%	—	—%
Net income tax provision (benefit) for various U.S. income tax credits	(14.1)	17.0%	—	—%	—	—%
Net income tax provision (benefit) in connection with the SVEDKA Divestiture	6.0	(7.2%)	—	—%	—	—%
Miscellaneous items, net	(3.9)	4.7%	(7.4)	(0.3%)	(9.6)	(2.5%)
Income tax provision (benefit) at effective rate	$(51.7)	62.4%	$456.6	20.6%	$422.1	110.0%
(1)Includes differences resulting from adjustments to the current and deferred state effective tax rates.
(2)Consists of the following (i) difference between the U.S. statutory rate and local jurisdiction tax rates, (ii) the provision for incremental U.S. taxes on earnings of certain foreign subsidiaries offset by foreign tax credits,

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 90

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
(iii) the non-U.S. portion of tax provision (benefit) recorded on the unrealized net gain (loss) from the changes in fair value of our investment in Canopy, and (iv) the non-U.S. portion of tax benefits recorded on the Canopy equity in earnings (losses) and related activities.
(3)The years ended February 29, 2024, and February 28, 2023, represent a net income tax provision resulting from the remeasurement of our deferred tax assets in connection with a legislative update in Switzerland.
(4)Represents the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled.
(5)The year ended February 28, 2025, consists primarily of valuation allowances related to net operating losses and the years ended February 29, 2024, and February 28, 2023, consists primarily of valuation allowances related to our investment in Canopy.

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income. Additionally, we have provided deferred income taxes, consisting primarily of foreign withholding and state taxes, on all applicable unremitted earnings of our foreign subsidiaries, except for those earnings that we consider to be indefinitely reinvested.

Significant components of deferred tax assets (liabilities) consist of the following:

	February 28, 2025	February 29, 2024
(in millions)
Deferred tax assets
Intangible assets	$1,716.1	$1,872.3
Loss carryforwards	619.3	719.4
Stock-based compensation	20.7	20.1
Inventory	33.1	23.8
Lease liabilities	102.3	117.5
Investments in unconsolidated investees	652.2	635.2
Other accruals	280.1	238.2
Gross deferred tax assets	3,423.8	3,626.5
Valuation allowances	(1,170.0)	(1,140.4)
Deferred tax assets, net	2,253.8	2,486.1

Deferred tax liabilities
Intangible assets	(264.9)	(644.0)
Property, plant, and equipment	(122.7)	(161.2)
Right-of-use assets	(88.3)	(106.5)
Provision for unremitted earnings	(26.8)	(29.2)
Other accruals	(38.4)	(81.7)
Total deferred tax liabilities	(541.1)	(1,022.6)
Deferred tax assets (liabilities), net	$1,712.7	$1,463.5

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 91

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
As of February 28, 2025, operating loss carryforwards, which are primarily state and foreign, totaling $3.2 billion are being carried forward in a number of jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $1.7 billion will expire by fiscal 2032, $850.0 million will expire between fiscal 2033 and fiscal 2045, and $650.0 million may be carried forward indefinitely in certain jurisdictions. Additionally, as of February 28, 2025, federal capital losses totaling $1.4 billion are being carried forward in multiple jurisdictions; and will expire, if unused, between Fiscal 2029 and fiscal 2034.

We have recognized valuation allowances for operating loss carryforwards and other deferred tax assets when we believe it is more likely than not that these items will not be fully realized. The increase in our valuation allowances as of February 28, 2025, primarily related to operating loss carryforwards.

The liability for income taxes associated with uncertain tax positions, excluding interest and penalties, and a reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
(in millions)
Balance as of March 1	$416.1	$344.3	$279.0
Increases as a result of tax positions taken during a prior period	51.8	48.1	51.5
Decreases as a result of tax positions taken during a prior period	(124.7)	(2.5)	(3.4)
Increases as a result of tax positions taken during the current period	28.0	31.5	36.8
Decreases related to settlements with tax authorities	(43.9)	(2.8)	(15.2)
Decreases related to lapse of applicable statute of limitations	(8.4)	(2.5)	(4.4)
Balance as of last day of February	$318.9	$416.1	$344.3

As of February 28, 2025, and February 29, 2024, we had $438.4 million and $488.5 million, respectively, of unrecognized tax benefit liabilities, including interest and penalties, recognized on our balance sheets. These liabilities are primarily recorded as non-current as of the balance sheet date.

As of February 28, 2025, we had $318.9 million of unrecognized tax benefit liabilities, of which $183.4 million if recognized would decrease the effective tax rate in the year of resolution. As of February 29, 2024, we had $416.1 million of unrecognized tax benefit liabilities that if recognized would decrease the effective tax rate in the year of resolution.

We file U.S. federal income tax returns and various state, local, and foreign income tax returns. Major tax jurisdictions where we are subject to examination by tax authorities include Italy, Mexico, New Zealand, Switzerland, and the U.S. Various U.S. state and foreign income tax examinations are currently in progress. It is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will increase or decrease within the next 12 months as a result of these examinations or the expiration of statutes of limitation. As of February 28, 2025, we estimate that unrecognized tax benefit liabilities could change by a range of $100 million to $250 million. With few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to February 28, 2022.

We provide for additional tax expense based on probable outcomes of ongoing tax examinations and assessments in various jurisdictions. While it is often difficult to predict the outcome or the timing of resolution of any tax matter, we believe the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 92

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
14.    DEFERRED INCOME TAXES AND OTHER LIABILITIES

The major components of deferred income taxes and other liabilities are as follows:

	February 28, 2025	February 29, 2024
(in millions)
Operating lease liability	$539.1	$588.7
Unrecognized tax benefit liabilities	424.3	407.9
Deferred income taxes	92.6	591.5
Derivative liabilities	42.6	8.3
Contract liabilities	10.7	80.2
Other	84.0	127.7
	$1,193.3	$1,804.3

15.    LEASES

General
We primarily lease certain vineyards, office and production facilities, warehouses, production equipment, and vehicles. We have concluded that certain grape purchasing arrangements associated with the purchase of grape production yielded from a specified block of a vineyard and certain third-party logistics arrangements contain a lease.

Balance sheet location
A summary of lease right-of-use assets and liabilities are as follows:

	Balance Sheet Classification	February 28, 2025	February 29, 2024
(in millions)
Assets
Operating lease	Other assets	$545.7	$615.3
Finance lease	Property, plant, and equipment	18.2	18.2
Total right-of-use assets		$563.9	$633.5

Liabilities
Current:
Operating lease	Other accrued expenses and liabilities	$76.7	$89.6
Finance lease	Current maturities of long-term debt	4.1	7.5
Non-current:
Operating lease	Deferred income taxes and other liabilities	539.1	588.7
Finance lease	Long-term debt, less current maturities	4.6	10.3
Total lease liabilities		$624.5	$696.1

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 93

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Lease cost
The components of total lease cost are as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
(in millions)
Operating lease cost	$112.6	$98.2	$96.2
Finance lease cost:
Amortization of right-of-use assets	7.2	9.4	9.2
Interest on lease liabilities	1.0	1.4	1.1
Short-term lease cost	11.5	10.5	6.6
Variable lease cost	135.2	182.1	176.5
Total lease cost	$267.5	$301.6	$289.6

Lease maturities
As of February 28, 2025, minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
(in millions)
Fiscal 2026	$113.6	$4.7
Fiscal 2027	95.8	3.4
Fiscal 2028	83.7	1.3
Fiscal 2029	78.3	—
Fiscal 2030	72.7	—
Thereafter	384.1	0.1
Total lease payments	828.2	9.5
Less: Interest	(212.4)	(0.8)
Total lease liabilities	$615.8	$8.7

Related party transaction
We have a long-term lease for office space with an affiliate of a director.

Supplemental information

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$114.8	$99.5	$99.7
Operating cash flows from finance leases	$1.0	$1.4	$1.1
Financing cash flows from finance leases	$7.0	$9.7	$8.8

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$63.0	$268.5	$63.2
Finance leases	$—	$—	$10.1

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 94

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
(in millions)
Weighted-average remaining lease term: (1)
Operating leases	11.6 years	10.7 years	11.8 years
Finance leases	2.3 years	2.8 years	3.3 years

Weighted-average discount rate:
Operating leases	4.2%	4.3%	3.3%
Finance leases	8.8%	7.5%	6.3%
(1)Our leases have varying terms with remaining lease terms of up to approximately 30 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

16.    COMMITMENTS AND CONTINGENCIES

Purchase commitments and contingencies
We have entered into various long-term contracts in the normal course of business. As of February 28, 2025, the estimated aggregate minimum purchase commitments under these contracts through the date of the last contractual commitment are as follows:

	Type	Commitment Date	Amount
(in millions)
Raw materials and supplies (1)	Packaging, malt, grapes, and corn	December 2037	$5,878.5
Contract services	Transportation, IT, marketing, warehousing and bottling, energy contract services, and consumer and market insights	January 2032	463.7
Capital expenditures (2)	Property, plant, and equipment and contractor and manufacturing services	January 2028	205.5
In-process and finished goods inventories	Bulk wine and spirits, finished wine case goods, and related contracts	September 2030	54.7
			$6,602.4
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

We expect a portion of our purchase commitments under these contracts to transfer with the 2025 Wine Divestitures Transaction.

Indemnification liabilities
In connection with prior divestitures, we have indemnified respective parties against certain liabilities that may arise subsequent to the divestiture. As of February 28, 2025, and February 29, 2024, these liabilities consist primarily of indemnifications related to certain income tax matters and lease contracts. As of February 28, 2025, and February 29, 2024, the carrying amount of our indemnification liabilities was $18.4 million and $32.9 million, respectively, and are included in other accrued expenses and liabilities and deferred income taxes and other

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 95

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

The changes in outstanding obligations under our supply chain finance program are as follows:

(in millions)
Balance, February 28, 2023	$3.9
Additions	53.8
Settlements (1)	(50.4)
Balance, February 29, 2024 (2)	7.3
Additions	127.1
Settlements (1)	(130.6)
Balance, February 28, 2025 (2)	$3.8
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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 96

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Common Stock			Treasury Stock
	Class A	Class B	Class 1	Class A	Class B
Balance at February 28, 2022	187,263,859	28,212,340	2,248,679	22,824,607	5,005,800
Share repurchases	—	—	—	7,086,446	—
Retirement of shares (1)	—	(5,005,800)	—	—	(5,005,800)
Conversion of shares (2)	25,433,569	(23,206,540)	(2,227,029)	—	—
Exercise of stock options	—	—	1,055	(262,970)	—
Employee stock purchases	—	—	—	(57,284)	—
Vesting of restricted stock units (3)	—	—	—	(76,047)	—
Vesting of performance share units (3)	—	—	—	(16,326)	—
Balance at February 28, 2023	212,697,428	—	22,705	29,498,426	—
Share repurchases	—	—	—	1,043,366	—
Conversion of shares	870	—	(870)	—	—
Exercise of stock options	—	—	1,826	(582,476)	—
Employee stock purchases	—	—	—	(59,408)	—
Vesting of restricted stock units (3)	—	—	—	(76,914)	—
Vesting of performance share units (3)	—	—	—	(13,113)	—
Balance at February 29, 2024	212,698,298	—	23,661	29,809,881	—
Share repurchases	—	—	—	5,252,003	—
Exercise of stock options	—	—	3,376	(389,640)	—
Employee stock purchases	—	—	—	(67,405)	—
Vesting of restricted stock units (3)	—	—	—	(90,941)	—
Vesting of performance share units (3)	—	—	—	(8,757)	—
Balance at February 28, 2025	212,698,298	—	27,037	34,505,141	—
(1)Shares of our Class B Treasury Stock were retired to authorized and unissued shares of our Class B Stock prior to completing the Reclassification.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 97

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
(2)Includes shares of Class B Stock issued and outstanding immediately prior to the Effective Time that were reclassified, exchanged, and converted into one share of Class A Stock and the right to receive $64.64 in cash, without interest (see “Reclassification” below).
(3)Net of the following shares withheld to satisfy tax withholding requirements:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Restricted Stock Units	48,648	40,023	37,494
Performance Share Units	5,728	8,735	4,919

Stock repurchases
In January 2018, our Board of Directors authorized the repurchase of up to $3.0 billion of our publicly traded common stock, which was fully utilized as of May 31, 2022. Additionally, in each of January 2021 and November 2023, our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock. The 2021 Authorization was fully utilized as of November 30, 2024. The Board of Directors did not specify a date upon which these authorizations would expire. Shares repurchased under these authorizations become treasury shares.

A summary of share repurchase activity is as follows:

	For the Years Ended
	February 28, 2025		February 29, 2024		February 28, 2023
	Dollar Value	Number of Shares	Dollar Value	Number of Shares	Dollar Value	Number of Shares
(in millions, except share data)
2018 Authorization	$—	—	$—	—	$563.6	2,254,536
2021 Authorization	613.7	2,462,271	249.7	1,043,366	1,136.6	4,831,910
2023 Authorization	510.1	2,789,732	—	—	—	—
	$1,123.8	5,252,003	$249.7	1,043,366	$1,700.2	7,086,446

Subsequent to February 28, 2025, we repurchased 494,094 shares of Class A Stock pursuant to the 2025 Authorization at an aggregate cost of $91.7 million through open market transactions. As of April 23, 2025, total shares repurchased under our board authorizations are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2018 Authorization	$3,000.0	$3,000.0	13,331,156
2021 Authorization	$2,000.0	$2,000.0	8,337,547
2023 Authorization (1)	$2,000.0	$510.1	2,789,732
2025 Authorization (1) (2)	$4,000.0	$91.7	494,094
(1)In April 2025, we announced that our Board of Directors authorized the repurchase of up to $4.0 billion of our publicly traded common stock expiring in February 2028. The 2025 Authorization replaced the 2023 Authorization in its entirety and no further repurchases will be made pursuant to the 2023 Authorization. Shares repurchased under the 2025 Authorization have become treasury shares.
(2)As of April 23, 2025, $3,908.3 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 98

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Common stock dividends
In April 2025, our Board of Directors declared a quarterly cash dividend of $1.02 per share of Class A Stock and $0.92 per share of Class 1 Stock payable in the first quarter of Fiscal 2026.

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

18.    STOCK-BASED EMPLOYEE COMPENSATION

We have two stock-based employee compensation plans (as further discussed below). Total compensation cost recognized for our stock-based awards and income tax benefits related thereto are as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
(in millions)
Total compensation cost recognized in our results of operations (1)	$72.2	$63.6	$68.5
Income tax benefit related thereto recognized in our results of operations	$10.6	$9.5	$8.0
(1)The majority is included in selling, general, and administrative expenses.

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 99

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
A summary of stock option activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2025		February 29, 2024		February 28, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding as of March 1	2,564,288	$203.47	3,067,962	$194.47	2,906,342	$178.62
Granted	124,418	$260.11	151,848	$226.76	479,758	$254.00
Exercised	(393,016)	$162.80	(584,302)	$160.41	(264,025)	$123.55
Forfeited	(29,237)	$246.98	(55,351)	$225.04	(51,102)	$218.68
Expired	(8,420)	$245.19	(15,869)	$196.57	(3,011)	$189.32
Outstanding as of last day of February	2,258,033	$212.95	2,564,288	$203.47	3,067,962	$194.47
Exercisable	1,761,492	$203.26	1,702,984	$193.68	1,747,884	$179.30

As of February 28, 2025, the aggregate intrinsic value of our options outstanding and exercisable was $12.6 million and $12.6 million, respectively. In addition, the weighted average remaining contractual life for our options outstanding and exercisable was 5.5 years and 4.9 years, respectively.

The fair value of stock options vested, and the intrinsic value of and tax benefit realized from the exercise of stock options, are as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
(in millions)
Fair value of stock options vested	$23.6	$27.3	$26.9
Intrinsic value of stock options exercised	$34.6	$54.6	$32.6
Tax benefit realized from stock options exercised	$5.4	$10.4	$7.4

The weighted average grant-date fair value of stock options granted and the weighted average inputs used to estimate the fair value on the date of grant using the Black-Scholes option-pricing model are as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Grant-date fair value	$78.32	$64.75	$73.16
Expected life (1)	5.8 years	5.8 years	6.3 years
Expected volatility (2)	27.8%	28.8%	27.6%
Risk-free interest rate (3)	4.7%	3.6%	3.0%
Expected dividend yield (4)	1.6%	1.6%	1.3%
(1)Based on historical experience of employees’ exercise behavior for similar type awards.
(2)Based primarily on historical volatility levels of our Class A Stock.
(3)Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.
(4)Based on the calculated yield on our Class A Stock at date of grant using the current fiscal year projected annualized dividend distribution rate.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 100

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
A summary of restricted stock unit and performance share unit activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2025		February 29, 2024		February 28, 2023
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Restricted Stock Units
Outstanding balance as of March 1, Nonvested	335,614	$228.75	291,859	$223.75	291,171	$202.68
Granted	171,601	$260.44	192,300	$227.30	128,743	$252.53
Vested	(139,589)	$220.63	(116,937)	$213.83	(113,541)	$202.64
Forfeited	(33,641)	$245.56	(31,608)	$228.90	(14,514)	$221.33
Outstanding balance as of last day of February, Nonvested	333,985	$246.73	335,614	$228.75	291,859	$223.75

Performance Share Units
Outstanding balance as of March 1, Nonvested	110,061	$292.78	85,649	$302.06	86,641	$268.12
Granted	57,804	$290.73	67,734	$238.01	32,976	$395.55
Performance achievement (1)	(6,366)	$318.71	(10,725)	$202.53	(7,415)	$316.81
Vested	(14,485)	$318.71	(21,848)	$202.53	(21,245)	$298.25
Forfeited	(6,942)	$267.90	(10,749)	$295.07	(5,308)	$323.44
Outstanding balance as of last day of February, Nonvested	140,072	$289.31	110,061	$292.78	85,649	$302.06
(1)Reflects the net number of awards achieved above (below) target levels based on actual performance measured at the end of the performance period.

The fair value of shares vested for our restricted stock unit and performance share unit awards is as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
(in millions)
Restricted stock units	$35.4	$27.0	$27.9
Performance share units	$3.7	$5.0	$5.2

The weighted average grant-date fair value of performance share units granted with a market condition and the weighted average inputs used to estimate the fair value on the date of grant using the Monte Carlo Simulation model are as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Grant-date fair value	$324.98	$251.63	$395.47
Grant-date price	$261.71	$224.38	$254.21
Performance period	2.9 years	2.9 years	2.9 years
Expected volatility (1)	20.4%	23.8%	32.1%
Risk-free interest rate (2)	4.7%	3.8%	2.8%
Expected dividend yield (3)	0.0%	0.0%	0.0%

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 101

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
(1)Based primarily on historical volatility levels of our Class A Stock.
(2)Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the performance period.
(3)No expected dividend yield as units granted earn dividend equivalents.

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 9,000,000 shares of Class A Stock may be issued. Under the terms of the plan, eligible employees may purchase shares of our Class A Stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. For the years ended February 28, 2025, February 29, 2024, and February 28, 2023, employees purchased 67,405 shares, 59,408 shares, and 57,284 shares, respectively, under this plan.

Other
As of February 28, 2025, there was $57.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock-based employee compensation plans. This cost is expected to be recognized in our results of operations over a weighted-average period of 1.6 years. With respect to the issuance of shares under any of our stock-based compensation plans, we have the option to issue authorized but unissued shares or treasury shares.

19.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

The computation of basic and diluted net income (loss) per common share for the applicable years ended is as follows:

	February 28, 2025	February 29, 2024
(in millions, except per share data)
Net income (loss) attributable to CBI	$(81.4)	$1,727.4

Weighted average common shares outstanding – basic	181.476	183.307
Stock-based awards, primarily stock options (1)	—	0.652
Weighted average common shares outstanding – diluted	181.476	183.959

Net income (loss) per common share attributable to CBI – basic	$(0.45)	$9.42
Net income (loss) per common share attributable to CBI – diluted	$(0.45)	$9.39

	February 28, 2023
	Class A Stock (1)	Class B Stock (2)
(in millions, except per share data)
Net income (loss) attributable to CBI allocated – basic and diluted	$(24.0)	$(47.0)

Weighted average common shares outstanding – basic and diluted	169.337	23.206

Net income (loss) per common share attributable to CBI – basic and diluted	$(0.11)	$(2.02)

(1)
We have excluded the following weighted average common shares outstanding from the calculation of diluted net income (loss) per common share, as the effect of including these would have been anti-dilutive, in millions:

		For the Years Ended
		February 28, 2025	February 28, 2023
	Class B Stock	—	16.149
	Stock-based awards, primarily stock options	0.429	0.713
(2)	Net income (loss) per common share attributable to CBI was determined through November 10, 2022, the date the Reclassification was completed.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 102

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
20.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) attributable to CBI includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2023
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$255.0	$—	$255.0
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	255.0	—	255.0
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	259.3	(33.2)	226.1
Amounts reclassified	(50.2)	5.1	(45.1)
Net gain (loss) recognized in other comprehensive income (loss)	209.1	(28.1)	181.0
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.1	—	0.1
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.1	—	0.1
Share of OCI of equity method investments:
Net gain (loss)	2.6	2.5	5.1
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	2.6	2.5	5.1
Other comprehensive income (loss) attributable to CBI	$466.8	$(25.6)	$441.2

For the Year Ended February 29, 2024
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$279.3	$—	$279.3
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	279.3	—	279.3
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	222.1	(26.4)	195.7
Amounts reclassified	(144.7)	16.7	(128.0)
Net gain (loss) recognized in other comprehensive income (loss)	77.4	(9.7)	67.7
Pension/postretirement adjustments:
Net actuarial gain (loss)	2.1	(0.8)	1.3
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	2.1	(0.8)	1.3
Other comprehensive income (loss) attributable to CBI	$358.8	$(10.5)	$348.3

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 103

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2025
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(786.7)	$—	$(786.7)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(786.7)	—	(786.7)
Unrealized gain (loss) on cash flow hedges:
Net derivative gain (loss)	(172.4)	20.9	(151.5)
Amounts reclassified	(105.3)	12.4	(92.9)
Net gain (loss) recognized in other comprehensive income (loss)	(277.7)	33.3	(244.4)
Pension/postretirement adjustments:
Net actuarial gain (loss)	3.1	(0.9)	2.2
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	3.1	(0.9)	2.2
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	(10.7)	0.1	(10.6)
Net gain (loss) recognized in other comprehensive income (loss)	(10.7)	0.1	(10.6)
Other comprehensive income (loss) attributable to CBI	$(1,072.0)	$32.5	$(1,039.5)

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance, February 29, 2024	$102.9	$266.2	$(2.6)	$10.3	$376.8
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(786.7)	(151.5)	2.2	—	(936.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(92.9)	—	(10.6)	(103.5)
Other comprehensive income (loss)	(786.7)	(244.4)	2.2	(10.6)	(1,039.5)
Balance, February 28, 2025	$(683.8)	$21.8	$(0.4)	$(0.3)	$(662.7)

21.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Net sales to our 10 largest customers represented approximately 59%, 58%, and 55% of our net sales for the years ended February 28, 2025, February 29, 2024, and February 28, 2023, respectively, and are expected to continue to represent a significant portion of our revenues. Net sales to customers which individually amount to

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 104

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
10% or more of our net sales, and the associated amounts receivable from these customers as a percentage of our accounts receivable, are as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Reyes Beer Division entities
Net sales	25.4%	25.1%	22.7%
Accounts receivable	15.0%	17.7%	15.6%

Southern Glazer’s Wine and Spirits
Net sales	11.2%	11.7%	13.0%
Accounts receivable	32.9%	28.1%	24.0%

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

22.    BUSINESS SEGMENT INFORMATION

Our internal management financial reporting consists of two business divisions: (i) Beer and (ii) Wine and Spirits and we report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other. In the Beer segment, our portfolio consists of high-end imported beer brands and ABAs. We have an exclusive perpetual brand license to produce our Mexican beer portfolio and to import, market, and sell such portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio that includes higher-end wine brands complemented by certain higher-end spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of corporate communications, corporate development, corporate finance, corporate strategy and growth, executive management, human resources, internal audit, investor relations, IT, legal, and public affairs, as well as our Canopy investment and investments made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. Our CODM is our President and Chief Executive Officer. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Long-lived tangible assets and total asset information by segment is not provided to, or reviewed by, our CODM as it is not used to make strategic decisions, allocate resources, or assess performance. Our CODM utilizes segment comparable operating income (loss) performance in deciding how to deploy capital in line with disciplined and balanced priorities. These priorities largely include investing in our people and our brands, making capital investments and strategic acquisitions, providing a cash dividend program, and from time-time time, repurchasing shares of our common stock. Our CODM also monitors budgeted versus actual results in assessing segment operating performance and understanding underlying business trends.

Management excludes Comparable Adjustments from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Segment operating performance and the incentive compensation of segment management are evaluated based on core segment operating income (loss) which does not include the impact of these Comparable Adjustments, collectively referred to as comparable operating income (loss). We evaluate segment operating performance based on comparable operating income (loss) of the respective business units.

The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1. Segment information is as follows:

	Beer	Wine and Spirits	Corporate Operations and Other	Consolidated
(in millions)
For the Year Ended February 28, 2025
Net sales	$8,539.8	$1,668.9	$—	$10,208.7
Cost of product sold (1)	(3,973.7)	(926.6)	—
Marketing	(769.0)	(162.2)	—
% Net sales	9.0%	9.7%
General and administrative expenses (1)	(402.7)	(255.0)	(244.6)
Comparable operating income (loss) (1)	$3,394.4	$325.1	$(244.6)	3,474.9
Operating margin	39.7%	19.5%
Comparable adjustments (2)				(3,120.0)
Operating income (loss)				354.9
Income (loss) from unconsolidated investments (3)				(26.3)
Interest expense, net (4)				(411.4)
Income (loss) before income taxes				$(82.8)

Capital expenditures	$991.5	$177.0	$45.6	$1,214.1
Depreciation and amortization	$341.1	$84.2	$21.7	$447.0
% Net sales	4.0%	5.0%

For the Year Ended February 29, 2024
Net sales	$8,162.6	$1,799.2	$—	$9,961.8
Cost of product sold (1)	(3,948.4)	(963.1)	—
Marketing	(688.5)	(165.0)	—
% Net sales	8.4%	9.2%
General and administrative expenses (1)	(431.3)	(272.4)	(247.6)
Comparable operating income (loss) (1)	$3,094.4	$398.7	$(247.6)	3,245.5
Operating margin	37.9%	22.2%
Comparable adjustments (2)				(75.8)
Operating income (loss)				3,169.7
Income (loss) from unconsolidated investments (3)				(511.8)
Interest expense, net (4)				(436.1)
Income (loss) before income taxes				$2,221.8

Capital expenditures	$947.9	$185.6	$135.6	$1,269.1
Depreciation and amortization	$323.9	$88.8	$16.5	$429.2
% Net sales	4.0%	4.9%

For the Year Ended February 28, 2023
Net sales	$7,465.0	$1,987.6	$—	$9,452.6
Cost of product sold (1)	(3,527.2)	(1,060.4)	—
Marketing	(676.8)	(184.0)	—
% Net sales	9.1%	9.3%
General and administrative expenses (1)	(399.6)	(290.1)	(277.9)
Comparable operating income (loss) (1)	$2,861.5	$453.1	$(277.9)	3,036.7
Operating margin	38.3%	22.8%
Comparable adjustments (2)				(193.8)
Operating income (loss)				2,842.9
Income (loss) from unconsolidated investments (3)				(2,036.4)
Interest expense, net (4)				(422.9)
Income (loss) before income taxes				$383.6

Capital expenditures	$813.9	$151.8	$69.7	$1,035.4
Depreciation and amortization	$285.4	$83.2	$18.4	$387.0
% Net sales	3.8%	4.2%
(1)Amounts are determined and presented on a non-GAAP basis and are intended to reflect our core operations.
(2)Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
(in millions)
Cost of product sold
Strategic business reconfiguration costs	$(10.7)	$—	$(1.2)
Flow through of inventory step-up	(10.2)	(3.6)	(4.5)
Net gain (loss) on undesignated commodity derivative contracts	(0.3)	(44.2)	(15.0)
Settlements of undesignated commodity derivative contracts	26.8	15.0	(76.7)
Other gains (losses)	0.6	—	1.4
Comparable Adjustments, Cost of product sold	6.2	(32.8)	(96.0)

Selling, general, and administrative expenses
Restructuring and other strategic business reconfiguration costs	(79.3)	(46.3)	(9.9)
Transition services agreements activity	(22.6)	(24.9)	(20.5)
Transaction, integration, and other acquisition-related costs	(1.2)	(0.6)	(1.4)
Insurance recoveries	—	55.1	5.2
Long-lived assets impairment	—	—	(53.5)
Other gains (losses) (i)	(13.4)	(11.2)	(19.7)
Comparable Adjustments, selling, general, and administrative expenses	(116.5)	(27.9)	(99.8)

Goodwill and intangible assets impairment	(2,797.7)	—	(13.0)
Assets held for sale impairment	(478.0)	—	—
Gain (loss) on sale of business	266.0	(15.1)	15.0
Comparable Adjustments, Operating income (loss)	$(3,120.0)	$(75.8)	$(193.8)

(i)	Primarily includes the following:
		For the Years Ended
		February 28, 2025	February 29, 2024	February 28, 2023
	(in millions)
	Net loss on foreign currency as a result of the resolution of various tax examinations and assessments	$(20.7)	$—	$—
	Decreases in estimated fair values of contingent liabilities associated with prior period acquisitions	$7.0	$2.0	$12.9
	Net loss from changes in the indemnification of liabilities associated with prior period divestitures	$—	$(12.7)	$—
	Costs associated with the Reclassification	$—	$0.2	$(37.8)
	Gain from remeasurement of previously held equity method investments	$—	$—	$5.2

(3)	Income (loss) from unconsolidated investments consists of:
			For the Years Ended
			February 28, 2025	February 29, 2024	February 28, 2023
		(in millions)
		Unrealized net gain (loss) on securities measured at fair value (ii)	$(47.9)	$(85.4)	$(45.9)
		Equity method investments impairment	(8.7)	(136.1)	(1,060.3)
		Equity in earnings (losses) from other equity method investees and related activities	23.1	31.0	19.1
		Net gain in connection with Exchangeable Shares (ii)	7.2	—	—
		Equity in earnings (losses) from Canopy and related activities	—	(321.3)	(949.3)
			$(26.3)	$(511.8)	$(2,036.4)

	(ii)
Effective as of May 31, 2023, we determined that the 2023 Canopy Promissory Note did not have future economic value given the substantial doubt about Canopy’s ability to continue as a going concern, as disclosed by Canopy, prior to the maturity of the note. Accordingly, the fair value of the remaining balance for this instrument was determined to be zero. In April 2024, we exchanged the 2023 Canopy Promissory Note for Exchangeable Shares. Additionally, as of November 30, 2024 and February 28, 2025, we impaired our Exchangeable Shares.

(4)	Interest expense, net consists of:
			For the Years Ended
			February 28, 2025	February 29, 2024	February 28, 2023
		(in millions)
		Interest expense	$(418.4)	$(443.6)	$(415.9)
		Interest income	7.0	8.2	17.2
		Loss on extinguishment of debt	—	(0.7)	(24.2)
			$(411.4)	$(436.1)	$(422.9)

Our principal area of operation is in the U.S. Current operations outside the U.S. are in Mexico for the Beer segment and primarily in New Zealand and Italy for the Wine and Spirits segment. Revenues are attributed to countries based on the location of the customer.
Geographic data is as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
(in millions)
Net sales
U.S.	$10,016.4	$9,748.1	$9,194.5
Non-U.S. (1)	192.3	213.7	258.1
	$10,208.7	$9,961.8	$9,452.6
(1)Consists primarily of Canada and Italy for the year ended February 28, 2025, and primarily of Canada and New Zealand for the years ended February 29, 2024, and February 28, 2023.

	February 28, 2025	February 29, 2024
(in millions)
Long-lived tangible assets (1)
U.S.	$898.9	$1,304.6
Non-U.S. (primarily Mexico)	6,510.9	6,750.6
	$7,409.8	$8,055.2
(1)Long-lived tangible assets balance at February 28, 2025, and February 29, 2024, excludes amounts reclassified to assets held for sale.

23.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information is as follows:

	For the Three Months Ended
	February 28, 2025	February 29, 2024
(in millions, except per share data)
Net sales	$2,164.2	$2,139.2
Gross profit	$1,114.7	$1,039.2
Net income (loss) attributable to CBI (1)	$(375.3)	$392.4
Net income (loss) per common share attributable to CBI (1):
Basic – Class A Stock	$(2.09)	$2.15
Diluted – Class A Stock	$(2.09)	$2.14
(1)Includes the following:

	For the Three Months Ended
	February 28, 2025	February 29, 2024
(in millions, net of income tax effect)
Goodwill and intangible assets impairment	$(497.6)	$—
Assets held for sale impairment	$(364.2)	$—
Net income tax expense recognized for adjustments to valuation allowances	$(73.3)	$—
Unrealized net gain (loss) on securities measured at fair value	$(45.4)	$—
Gain (loss) on sale of business	$195.0	$—
Insurance recoveries	$—	$45.8
Equity in earnings (losses) from Canopy	$—	$(31.7)

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 105

PART II	OTHER KEY INFORMATION	Table of Contents
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

Internal control over financial reporting
See page 56 of this Form 10-K for Management’s Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

See page 57 of this Form 10-K for the attestation report of KPMG LLP, our independent registered public accounting firm, which is incorporated herein by reference.

In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)), no changes were identified in our internal control over financial reporting during our fiscal quarter ended February 28, 2025 (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended February 28, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 106

PART III	OTHER KEY INFORMATION	Table of Contents

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I hereof) is incorporated herein by reference to the Proxy Statement including under those sections of the Proxy Statement to be titled “Proposal 1 - Election of Directors,” and “Our Board Committees.” The Proxy Statement will be filed within 120 days after the end of our fiscal year.

Our Chief Executive Officer and Senior Financial Executive Code of Ethics applies to our chief executive officer and our senior financial officers. The Chief Executive Officer and Senior Financial Executive Code of Ethics is located on our investor relations website at https://ir.cbrands.com. Amendments to, and waivers granted under, our Chief Executive Officer and Senior Financial Executive Code of Ethics, if any, will be posted to our investor relations website as well. We will provide to anyone, without charge, upon request, a copy of such Code of Ethics. Such requests should be directed in writing to Investor Relations Department, Constellation Brands, Inc., 50 East Broad Street, Rochester, New York 14614 or by telephoning our Investor Center at 1-888-922-2150.

Our Board of Directors has adopted an insider trading policy governing purchases, sales, and other transactions in our securities by employees, officers, directors, and other designated individuals, which is reasonably designed to promote compliance with applicable securities laws and regulations. A copy of this policy is filed as Exhibit 19.1 to this Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with applicable securities laws, regulations, and New York Stock Exchange listing standards.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement including under those sections of the Proxy Statement to be titled “Executive Compensation” (except for the information under the subheadings “Pay versus Performance” and “Proposal 3 – Advisory Vote on Executive Compensation”), “Compensation Committee Interlocks and Insider Participation,” and “Director Compensation.” The Proxy Statement will be filed within 120 days after the end of our fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the section of the Proxy Statement to be titled “Executive Compensation” is only being “furnished” hereunder and shall not be deemed “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement including under that section of the Proxy Statement to be titled “Beneficial Ownership.” The Proxy Statement will be filed within 120 days after the end of our fiscal year.

Securities authorized for issuance under equity compensation plans
The following table sets forth information with respect to our compensation plans under which our equity securities may be issued, as of February 28, 2025. The equity compensation plans approved by security holders include our Long-Term Stock Incentive Plan and our 1989 Employee Stock Purchase Plan.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 107

PART III	OTHER KEY INFORMATION	Table of Contents

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,845,159	(1)	$212.95	(2)	9,885,819	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	2,845,159		$212.95		9,885,819
(1)Includes 253,141 shares of unvested performance share units and 333,985 shares of unvested restricted stock units under our Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, or up to 200% of the target shares granted. We currently estimate that 113,069 of the target shares granted will be awarded at approximately 50% and 27,003 of the target shares granted will not be awarded based upon our expectations as of February 28, 2025, regarding the achievement of specified performance targets.
(2)Excludes unvested performance share units and unvested restricted stock units under our Long-Term Stock Incentive Plan that can be exercised for no consideration.
(3)Includes 1,044,053 shares of Class A Stock under our Employee Stock Purchase Plan remaining available for purchase, of which approximately 40,500 shares are subject to purchase during the current offering period.

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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 108

PART IV	OTHER KEY INFORMATION	Table of Contents
Item 15. Exhibits and Financial Statement Schedules

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – February 28, 2025, and February 29, 2024

Consolidated Statements of Comprehensive Income (Loss) for the years ended February 28, 2025, February 29, 2024, and February 28, 2023

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2025, February 29, 2024, and February 28, 2023

Consolidated Statements of Cash Flows for the years ended February 28, 2025, February 29, 2024, and February 28, 2023

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.Exhibits required to be filed by Item 601 of Regulations S-K

The information called for by this Item is incorporated by reference from the Index to Exhibits included in this Form 10-K.

Item 16. Form 10-K Summary

None.

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 109

PART IV	OTHER KEY INFORMATION	Table of Contents
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	November 10, 2022

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.1.1	Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 8, 2015

4.1.2	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.1.3	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.1.4	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.1.5	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.1.6	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.1.7	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.1.8	Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	October 29, 2018

4.1.9	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.1.10	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.1.11	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.1.12	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.1.13	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.1.14	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.1.15	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.1.16	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 110

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.1.17	Supplemental Indenture No. 32 with respect to 5.000% Senior Notes due 2026, dated as of February 2, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	February 2, 2023

4.1.18	Supplemental Indenture No. 33 with respect to 4.900% Senior Notes due 2033, dated as of May 1, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2023

4.1.19	Supplemental Indenture No. 34 with respect to 4.800% Senior Notes due 2029, dated as of January 11, 2024, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	January 11, 2024

4.2	Restatement Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Tenth Amended and Restated Credit Agreement dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 15, 2022

4.2.1	Amendment No. 1, dated as of October 18, 2022, to Tenth Amended and Restated Credit Agreement, dated as of April 14, 2022, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.2	October 26, 2022

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.	8-K	99.3	November 10, 2022

10.1	The Company’s Long-Term Stock Incentive Plan, amended and restated as of July 18, 2017. *	8-K	10.4	July 20, 2017

10.1.1	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 25, 2016). *	8-K	10.1	May 1, 2014

10.1.2	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 25, 2016 and before April 21, 2017). *	8-K	10.1	April 28, 2016

10.1.3	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2017 and before April 23, 2018). *	8-K	10.1	April 25, 2017

10.1.4	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2018 and before April 23, 2019). *	8-K	10.1	April 26, 2018

10.1.5	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2019 and before April 21, 2020). *	8-K	10.1	April 26, 2019

10.1.6	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2020). *	10-Q	10.5	July 1, 2020

10.1.7	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 20, 2021). *	8-K	10.2	April 23, 2021

10.1.8	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2020 and before April 25, 2024). *†	10-Q	10.7	July 1, 2020

10.1.9	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2024). *†	10-Q	10.2	July 3, 2024

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 111

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.1.10	Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan. *	8-K	99.1	April 22, 2010

10.1.11	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 23, 2014 and before July 20, 2016). *	8-K	10.1	July 25, 2014

10.1.12	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 20, 2016 and before July 18, 2017). *	8-K	10.1	July 22, 2016

10.1.13	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 18, 2017 and before July 16, 2019). *	8-K	10.1	July 20, 2017

10.1.14	Form of Stock Option Agreement for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 16, 2019). *	10-Q	10.6	October 3, 2019

10.1.15	Form of Restricted Stock Unit Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after July 16, 2019).*	10-Q	10.7	October 3, 2019

10.1.16	Rules for Cash Incentive Awards under the Company’s Long-Term Stock Incentive Plan. *	8-K	10.1	March 29, 2018

10.2	The Company’s Annual Management Incentive Plan, amended and restated as of July 27, 2012. *	8-K	10.1	July 31, 2012

10.3	The Company’s Non-Qualified Savings Plan, amended and restated effective as of January 1, 2025 (filed herewith). *	10-Q	10.2	October 3, 2024

10.4	Supplemental Executive Retirement Plan of the Company. *	10-K	10.14	June 1, 1999

10.4.1	First Amendment to the Company’s Supplemental Executive Retirement Plan. *	10-Q	10	July 15, 1999

10.4.2	Second Amendment to the Company’s Supplemental Executive Retirement Plan. *	10-K	10.20	May 29, 2001

10.4.3	Third Amendment to the Company’s Supplemental Executive Retirement Plan. *	8-K	99.2	April 13, 2005

10.5	2005 Supplemental Executive Retirement Plan of the Company. *	8-K	99.3	April 13, 2005

10.5.1	First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	10-Q	10.7	July 10, 2007

10.5.2	Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	10-Q	10.2	January 9, 2014

10.5.3	Third Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	8-K	10.1	October 4, 2018

10.6	Form of Executive Employment Agreement between the Company and its former Executive Chairman of the Board and its former Executive Vice Chairman of the Board. *	8-K	99.1	May 21, 2008

10.6.1	Form of Executive Employment Agreement Release of Claims between the Company and its former Executive Chairman of the Board and its former Executive Vice Chairman of the Board. *	10-Q	10.3	January 5, 2023

10.7	Executive Employment Agreement made as of January 26, 2015, between the Company and William A. Newlands. *	10-K	10.57	April 28, 2015

10.8	Form of Executive Employment Agreement between the Company and certain of its Executive Officers (including James O. Bourdeau, Garth Hankinson, Michael McGrew, Mallika Monteiro, and James A. Sabia, Jr.) and a former Executive Officer. *	10-Q	10.3	June 29, 2017

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 112

PART IV	OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.9	Executive Employment Agreement made as of March 11, 2024, between the Company and Samuel J. Glaetzer. *	10-K	10.1	April 23, 2024

10.10	Form of Executive Employment Agreement between the Company and a former Executive Officer. *	10-Q	10.1	January 10, 2025

10.11	Reclassification Agreement, dated as of June 30, 2022, by and among the Company and the Sands Family Stockholders listed therein.	8-K	10.1	June 30, 2022

10.11.1	Form of Joinder to Reclassification Agreement by and among the Company and the entities party thereto (including AJB Business Holdings LP and ZMSS Business Holdings LP).	10-Q	10.4	January 5, 2023

10.11.2	Form of Waiver to Reclassification Agreement with respect to offices in the Company’s Florida location by the Company’s former Executive Chairman of the Board and its former Executive Vice Chairman of the Board.	10-K	10.41	April 20, 2023

10.11.3	Waiver to Reclassification Agreement with respect to WildStar Partners LLC’s right for nominee to serve as non-voting member of any committee of the Company’s Board of Directors.	8-K	99.1	July 10, 2023

10.12	Registration Rights Agreement, dated as of November 10, 2022, by and among the Company and the stockholders party thereto (including form of Joinder by and among the Company and the entities party thereto (including AJB Business Holdings LP and ZMSS Business Holdings LP)).	8-K	10.1	November 10, 2022

10.13	Description of Compensation Arrangements, as of July 18, 2023, for Non-Management Directors. *	8-K	10.2	July 18, 2023

10.14	Description of Compensation Arrangements, as of July 17, 2024, for Non-Management Directors. *	10-Q	10.1	October 3, 2024

10.15	Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. +	10-K	10.45	April 20, 2023

19.1	The Company’s Insider Trading Policy (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

97.1	The Company’s Incentive Compensation Recoupment Policy. *	10-K	97.1	April 23, 2024

99.1	The Company’s 1989 Employee Stock Purchase Plan (amended and restated as of July 24, 2013). *	8-K	99.1	July 26, 2013

99.1.1	First Amendment, dated and effective April 25, 2016, to the Company’s 1989 Employee Stock Purchase Plan. *	8-K	99.1	April 28, 2016

99.2	Consent Agreement, dated October 24, 2022, by and between CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy. †	8-K	99.2	October 26, 2022

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 113

PART IV	OTHER KEY INFORMATION	Table of Contents

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 114

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.
By:	/s/ William A. Newlands
April 23, 2025
William A. Newlands President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Newlands	/s/ Garth Hankinson
April 23, 2025	April 23, 2025
William A. Newlands, Director, President and Chief Executive Officer (principal executive officer)	Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Christopher J. Baldwin	/s/ Christy Clark
April 23, 2025	April 23, 2025
Christopher J. Baldwin, Director and Non-Executive Chair of the Board	Christy Clark, Director

/s/ Jennifer M. Daniels	/s/ Nicholas I. Fink
April 23, 2025	April 23, 2025
Jennifer M. Daniels, Director	Nicholas I. Fink, Director

/s/ William T. Giles	/s/ Ernesto M. Hernández
April 23, 2025	April 23, 2025
William T. Giles, Director	Ernesto M. Hernández, Director

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 115

/s/ José Manuel Madero Garza	/s/ Daniel J. McCarthy
April 23, 2025	April 23, 2025
José Manuel Madero Garza, Director	Daniel J. McCarthy, Director

/s/ Richard Sands	/s/ Robert Sands
April 23, 2025	April 23, 2025
Richard Sands, Director	Robert Sands, Director

/s/ Luca Zaramella
April 23, 2025
Luca Zaramella, Director

Constellation Brands, Inc. FY 2025 Form 10-K	#WORTHREACHINGFOR I 116