Form 10-Q
period 2025-05-31
CONSTELLATION BRANDS, INC.
filed 2025-07-02
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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
Yes  ☐  No  ☒

There were 176,266,239 shares of Class A Common Stock and 27,167 shares of Class 1 Common Stock outstanding as of June 30, 2025.

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

TERM	MEANING
$	U.S. dollars

10b5-1 Trading Plan	a pre-arranged trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act

2023 Authorization	authorization to repurchase our publicly traded common stock, approved by our Board of Directors in November 2023, replaced by the 2025 Authorization

2025 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 28, 2025

2025 Authorization	authorization to repurchase up to $4.0 billion of our publicly traded common stock, approved by our Board of Directors in April 2025

2025 Credit Agreement	eleventh amended and restated credit agreement, dated as of April 28, 2025, that provides for a $2.25 billion aggregate revolving credit facility

2025 Term Credit Agreement	term loan credit agreement, dated as of May 9, 2025, that provides for a $500.0 million unsecured delayed draw term loan facility

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

2025 Wine Divestitures	sale and, in certain instances, exclusive license to use the trademarks of a portion of our wine and spirits business, primarily centered around our mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities on June 2, 2025

3-tier	distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer

3-tier eCommerce	digital commerce experience for consumers to purchase beverage alcohol from retailers

4.75% December 2015 Senior Notes	$400.0 million principal amount of 4.75% senior notes issued in December 2015, now repaid in full

4.80% May 2025 Senior Notes	$500.0 million aggregate principal amount of senior notes issued in May 2025

5.00% February 2023 Senior Notes	$500.0 million principal amount of 5.00% senior notes issued in February 2023, now repaid in full

ABA	alternative beverage alcohol

Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility and the 2025 Term Credit Agreement

AOCI	accumulated other comprehensive income (loss)

Canopy	Canopy Growth Corporation, an Ontario, Canada-based public company in which we have an investment

CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours

Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I i

TERM	MEANING
Class A Stock	our Class A Common Stock, par value $0.01 per share

CODM	chief operating decision maker, our President and Chief Executive Officer

Comparable Adjustments	certain items affecting comparability that have been excluded because management uses this information in monitoring and evaluating the results and underlying business trends of the core operations of the Company and/or in internal goal setting

CPG	consumer packaged goods

CSR	corporate social responsibility

Depletions	represent U.S. distributor shipments of our respective branded products to retail customers, based on third-party data

Digital Business Acceleration	a multi-year initiative by the Company to create a cohesive digital strategy and build an advanced digital business

DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier

Exchangeable Shares	class of non-voting and non-participating exchangeable shares in Canopy which are convertible into common shares of Canopy on a one-for-one basis

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

Financial Statements	our consolidated financial statements and notes thereto included herein

First Quarter 2025	the Company’s three months ended May 31, 2024

First Quarter 2026	the Company’s three months ended May 31, 2025

Fiscal 2025	the Company’s fiscal year ended February 28, 2025

Fiscal 2026	the Company’s fiscal year ending February 28, 2026

Fiscal 2027	the Company’s fiscal year ending February 28, 2027

Fiscal 2028	the Company’s fiscal year ending February 29, 2028

Fiscal 2029	the Company’s fiscal year ending February 28, 2029

Fiscal 2030	the Company’s fiscal year ending February 28, 2030

Fiscal 2031	the Company’s fiscal year ending February 28, 2031

Form 10-Q	this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2025, unless otherwise specified

IRA	Inflation Reduction Act of 2022

IT	information technology

Mainstream	wine that sells less than $11.00 per bottle at retail and sparkling wine and all other wine that sells less than $13.00 per bottle at retail

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I – Item 2. of this Form 10-Q

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I ii

TERM	MEANING
Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico, sold the remaining assets classified as held for sale in July 2024

Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregón Brewery, Nava Brewery, and Veracruz Brewery

M&T	Manufacturers and Traders Trust Company

Nava	Nava, Coahuila, Mexico

Nava Brewery	our brewery located in Nava

Net sales	gross sales less promotions, returns and allowances, and excise taxes

NM	not meaningful

Non-GAAP	financial measures not calculated in accordance with U.S. GAAP, for example, comparable operating income (loss)

Note(s)	notes to the consolidated financial statements

Obregón	Obregón, Sonora, Mexico

Obregón Brewery	our brewery located in Obregón

OECD	Organization for Economic Cooperation and Development

OCI	other comprehensive income (loss)

Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances

Premium	wine that sells between $11.00 to $24.99 per bottle at retail and sparkling wine that sells between $13.00 to $34.99 per bottle at retail

SEC	Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York

SVEDKA Divestiture	sale of the SVEDKA brand and related assets, primarily including inventory and equipment on January 6, 2025

U.S.	United States of America

U.S. GAAP	generally accepted accounting principles in the U.S.

Veracruz	Heroica Veracruz, Veracruz, Mexico

Veracruz Brewery	our new brewery being constructed in Veracruz

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I iii

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	May 31, 2025	February 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$73.9	$68.1
Accounts receivable	813.3	736.5
Inventories	1,411.9	1,437.2
Prepaid expenses and other	628.1	561.1
Assets held for sale	1,014.1	913.5
Total current assets	3,941.3	3,716.4
Property, plant, and equipment	7,719.7	7,409.8
Goodwill	5,156.8	5,126.8
Intangible assets	2,533.5	2,532.3
Deferred income taxes	1,755.3	1,805.3
Other assets	1,156.1	1,061.7
Total assets	$22,262.7	$21,652.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$377.5	$806.7
Current maturities of long-term debt	1,403.0	1,402.0
Accounts payable	979.5	939.8
Other accrued expenses and liabilities	934.1	886.7
Total current liabilities	3,694.1	4,035.2
Long-term debt, less current maturities	9,786.5	9,289.0
Deferred income taxes and other liabilities	1,250.0	1,193.3
Total liabilities	14,730.6	14,517.5
Commitments and contingencies
CBI stockholders’ equity:
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,698,298 shares and 212,698,298 shares, respectively	2.1	2.1
Additional paid-in capital	2,130.6	2,144.6
Retained earnings	12,938.9	12,603.4
Accumulated other comprehensive income (loss)	(312.0)	(662.7)
Class A Stock in treasury, at cost, 36,002,125 shares and 34,505,141 shares, respectively	(7,494.1)	(7,205.4)
Total CBI stockholders’ equity	7,265.5	6,882.0
Noncontrolling interests	266.6	252.8
Total stockholders’ equity	7,532.1	7,134.8
Total liabilities and stockholders’ equity	$22,262.7	$21,652.3
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Three Months Ended May 31,
	2025	2024
NET INCOME (LOSS) ATTRIBUTABLE TO CBI
Sales	$2,677.5	$2,860.7
Excise taxes	(162.5)	(198.9)
Net sales	2,515.0	2,661.8
Cost of product sold	(1,248.4)	(1,258.0)
Gross profit	1,266.6	1,403.8
Selling, general, and administrative expenses	(500.7)	(462.2)
Assets held for sale impairment and related expenses	(52.1)	—
Operating income (loss)	713.8	941.6
Income (loss) from unconsolidated investments	(3.5)	82.0
Interest expense, net	(98.9)	(102.8)
Income (loss) before income taxes	611.4	920.8
(Provision for) benefit from income taxes	(87.6)	(28.0)
Net income (loss)	523.8	892.8
Net (income) loss attributable to noncontrolling interests	(7.7)	(15.8)
Net income (loss) attributable to CBI	$516.1	$877.0

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI
Comprehensive income (loss)	$888.1	$884.1
Comprehensive (income) loss attributable to noncontrolling interests	(21.3)	(16.1)
Comprehensive income (loss) attributable to CBI	$866.8	$868.0

CLASS A STOCK
Net income (loss) per common share attributable to CBI – basic	$2.90	$4.80
Net income (loss) per common share attributable to CBI – diluted	$2.90	$4.78
Weighted average common shares outstanding – basic	177.801	182.766
Weighted average common shares outstanding – diluted	177.991	183.461
Cash dividends declared per common share	$1.02	$1.01

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 28, 2025	$2.1	$2,144.6	$12,603.4	$(662.7)	$(7,205.4)	$252.8	$7,134.8
Comprehensive income (loss):
Net income (loss)	—	—	516.1	—	—	7.7	523.8
Other comprehensive income (loss), net of income tax effect	—	—	—	350.7	—	13.6	364.3
Comprehensive income (loss)							888.1
Repurchase of shares	—	—	—	—	(306.1)	—	(306.1)
Dividends declared	—	—	(180.6)	—	—	—	(180.6)
Noncontrolling interest distributions	—	—	—	—	—	(7.5)	(7.5)
Shares issued under equity compensation plans	—	(24.3)	—	—	17.4	—	(6.9)
Stock-based compensation	—	10.3	—	—	—	—	10.3
Balance at May 31, 2025	$2.1	$2,130.6	$12,938.9	$(312.0)	$(7,494.1)	$266.6	$7,532.1

Balance at February 29, 2024	$2.1	$2,047.3	$13,417.2	$376.8	$(6,100.3)	$321.5	$10,064.6
Comprehensive income (loss):
Net income (loss)	—	—	877.0	—	—	15.8	892.8
Other comprehensive income (loss), net of income tax effect	—	—	—	(9.0)	—	0.3	(8.7)
Comprehensive income (loss)							884.1
Repurchase of shares	—	—	—	—	(200.0)	—	(200.0)
Dividends declared	—	—	(184.7)	—	—	—	(184.7)
Noncontrolling interest distributions	—	—	—	—	—	(17.5)	(17.5)
Shares issued under equity compensation plans	—	5.7	—	—	2.4	—	8.1
Stock-based compensation	—	17.3	—	—	—	—	17.3
Balance at May 31, 2024	$2.1	$2,070.3	$14,109.5	$367.8	$(6,297.9)	$320.1	$10,571.9

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$523.8	$892.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	34.0	25.0
Depreciation	105.2	111.6
Stock-based compensation	10.4	17.3
Noncash lease expense	31.0	29.1
Assets held for sale impairment and related expenses	52.1	—
Net gain in connection with Exchangeable Shares	—	(83.3)
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(73.9)	(63.4)
Inventories	(20.8)	(47.3)
Prepaid expenses and other current assets	(25.8)	(61.4)
Accounts payable	36.7	62.7
Contract liabilities	6.3	15.6
Other accrued expenses and liabilities	(92.3)	(97.7)
Other	50.5	(110.5)
Total adjustments	113.4	(202.3)
Net cash provided by (used in) operating activities	637.2	690.5

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(192.8)	(375.3)
Investments in equity method investees and securities	(7.0)	(13.0)
Proceeds from sale of assets	—	12.9
Proceeds from sale of business	3.7	—
Other investing activities	—	(2.0)
Net cash provided by (used in) investing activities	(196.1)	(377.4)

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	499.1	—
Principal payments of long-term debt	(1.0)	(552.2)
Net proceeds from (repayments of) short-term borrowings	(429.2)	551.8
Dividends paid	(182.2)	(185.3)
Purchases of treasury stock	(306.1)	(200.0)
Proceeds from shares issued under equity compensation plans	5.3	24.7
Payments of minimum tax withholdings on stock-based payment awards	(9.4)	(13.8)
Payments of debt issuance, debt extinguishment, and other financing costs	(5.2)	—
Distributions to noncontrolling interests	(7.5)	(17.5)
Payment of contingent consideration	(1.4)	(0.7)
Net cash provided by (used in) financing activities	(437.6)	(393.0)

Effect of exchange rate changes on cash and cash equivalents	2.3	1.3

Net increase (decrease) in cash and cash equivalents	5.8	(78.6)
Cash and cash equivalents, beginning of period	68.1	152.4
Cash and cash equivalents, end of period	$73.9	$73.8

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to property, plant, and equipment	$120.3	$195.2

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
MAY 31, 2025
(unaudited)

1. BASIS OF PRESENTATION

We have prepared the Financial Statements, without audit, pursuant to the rules and regulations of the SEC applicable to quarterly reporting on Form 10-Q and reflect, in our opinion, all adjustments necessary to present fairly our financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2025 Annual Report. Results of operations for interim periods are not necessarily indicative of annual results.

2. ACQUISITIONS AND DIVESTITURES

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

Assets held for sale
Certain wine and spirits net assets have met the held for sale criteria largely in connection with the 2025 Wine Divestitures (see below). The carrying values of these assets held for sale consist of the following:

	May 31, 2025	February 28, 2025
(in millions)
ASSETS
Inventories	$760.1	$788.7
Prepaid expenses and other	2.7	0.5
Property, plant, and equipment	457.7	474.4
Intangible assets	127.9	127.9
Other assets	71.9	—
Less: Assets held for sale impairment	(406.2)	(478.0)
Assets held for sale	1,014.1	913.5

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	May 31, 2025	February 28, 2025
(in millions)
LIABILITIES
Other accrued expenses and liabilities	33.6	33.7
Deferred income taxes and other liabilities	82.8	—
Liabilities held for sale (1)	116.4	33.7
Net assets held for sale	$897.7	$879.8
(1)Liabilities held for sale are included in the consolidated balance sheets within the respective liability line items noted above.

SUBSEQUENT EVENT

2025 Wine Divestitures
On June 2, 2025, we sold and, in certain instances, exclusively licensed the trademarks of a portion of our wine and spirits business, primarily centered around our mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities. We received $857.6 million of net cash proceeds, subject to certain post-closing adjustments. The net cash proceeds from the 2025 Wine Divestitures were used for repayment of debt (see Note 10). Prior to the completion of the 2025 Wine Divestitures, we recorded the results of operations of the divested and exclusively licensed brands in the Wine and Spirits segment.

3. RESTRUCTURING

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

We recognized pre-tax restructuring costs in connection with the 2025 Restructuring Initiative as follows:

	Results of Operations Location	For the Three Months Ended May 31, 2025
(in millions)
Consulting services	Selling, general, and administrative expenses	$13.3

Since the inception of the 2025 Restructuring Initiative, we have incurred the following pre-tax restructuring costs:

	Cumulative Costs as of May 31, 2025	Percent of Total Costs
(in millions)
Employee termination	$46.9	74%
Consulting services	16.1	26%
	$63.0	100%

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The activity for the restructuring costs discussed above and the related accruals is as follows:

	Employee Termination	Consulting Services	Total
(in millions)
Balance at February 28, 2025	$46.9	$2.8	$49.7
Restructuring costs	—	13.3	13.3
Cash payments	(3.3)	(10.6)	(13.9)
Balance at May 31, 2025 (1)	$43.6	$5.5	$49.1
(1)The total accrual was recorded in accrued restructuring within other accrued expenses and liabilities in our consolidated balance sheets.

4. INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	May 31, 2025	February 28, 2025
(in millions)
Raw materials and supplies	$238.3	$230.2
In-process inventories	504.8	540.9
Finished case goods	668.8	666.1
	$1,411.9	$1,437.2

The inventories balance at May 31, 2025, and February 28, 2025, excludes amounts reclassified to assets held for sale.

5. DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2025 Annual Report and have not changed significantly for the three months ended May 31, 2025.

The aggregate notional value of outstanding derivative instruments is as follows:

	May 31, 2025	February 28, 2025
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$2,879.8	$2,843.6
Pre-issuance hedge contracts	$—	$275.0
Net investment hedge contracts	$145.5	$—
Derivative instruments not designated as hedging instruments
Foreign currency contracts	$395.7	$378.2
Commodity derivative contracts	$327.6	$322.1

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Net investment hedge contracts
In April 2025, we entered into cross-currency swaps to hedge portions of our net investment in certain of our non-U.S. operations against fluctuations in foreign currency exchange rates. These cross-currency swaps are designated as net investment hedges and mature between April 2028 and April 2029. The changes in the fair value of these swaps are recognized as a component of other comprehensive income (loss) and reported in accumulated other comprehensive income (loss) in our consolidated balance sheets. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold, liquidated, or substantially liquidated. We assess the effectiveness of our cross-currency swaps using the spot method. Under this method, the periodic interest settlements are recorded directly in earnings through interest expense, net. Accordingly, we recorded interest income of $0.3 million during the three months ended May 31, 2025.

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2025, the estimated fair value of derivative instruments in a net liability position due to counterparties was $0.3 million. If we were required to settle the net liability position under these derivative instruments on May 31, 2025, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 6):

Assets			Liabilities
	May 31, 2025	February 28, 2025		May 31, 2025	February 28, 2025
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$90.7	$56.2	Other accrued expenses and liabilities	$14.6	$36.9
Other assets	$82.5	$39.3	Deferred income taxes and other liabilities	$6.7	$38.6
Pre-issuance hedge contracts:
Prepaid expenses and other	$—	$2.2	Other accrued expenses and liabilities	$—	$—
Net investment hedge contracts:
Other assets	$—	$—	Deferred income taxes and other liabilities	$3.0	$—
Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.8	$1.5	Other accrued expenses and liabilities	$1.2	$0.9

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Assets			Liabilities
	May 31, 2025	February 28, 2025		May 31, 2025	February 28, 2025
(in millions)
Commodity derivative contracts:
Prepaid expenses and other	$2.8	$7.3	Other accrued expenses and liabilities	$15.2	$8.8
Other assets	$1.6	$2.3	Deferred income taxes and other liabilities	$7.1	$4.0

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Three Months Ended May 31, 2025
Foreign currency contracts	$123.6	Sales	$0.3
		Cost of product sold	5.2
		Selling, general, and administrative expenses	0.2
Pre-issuance hedge contracts	(3.4)	Interest expense, net	—
	$120.2		$5.7
For the Three Months Ended May 31, 2024
Foreign currency contracts	$26.1	Sales	$0.1
		Cost of product sold	39.1
	$26.1		$39.2

We expect $66.3 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Three Months Ended May 31, 2025
Commodity derivative contracts	Cost of product sold	$(17.7)
Foreign currency contracts	Selling, general, and administrative expenses	5.0
		$(12.7)
For the Three Months Ended May 31, 2024
Commodity derivative contracts	Cost of product sold	$14.6
Foreign currency contracts	Selling, general, and administrative expenses	4.0
		$18.6

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

FAIR VALUE METHODOLOGY

The following methods and assumptions are used to estimate the fair value of our financial instruments:

Derivative instruments
Our derivative instruments consist of foreign currency forward and option contracts, commodity swap contracts, cross-currency swap contracts, interest rate swap contracts, and Pre-issuance hedge contracts. The fair value is estimated based on quoted market prices from respective counterparties. Quotes are corroborated by using discounted cash flow calculations based upon forward interest-rate yield curves, which are obtained from independent pricing services (Level 2 fair value measurement).

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

Long-term debt
The fair value of our fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement). As of May 31, 2025, the carrying amount of long-term debt, including the current portion, was $11,189.5 million, compared with an estimated fair value of $10,440.2 million. As of February 28, 2025, the carrying amount of long-term debt, including the current portion, was $10,691.0 million, compared with an estimated fair value of $9,999.0 million.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of May 31, 2025, and February 28, 2025, due to the relatively short maturity of these instruments.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2025
Assets:
Foreign currency contracts	$—	$175.0	$—	$175.0
Commodity derivative contracts	$—	$4.4	$—	$4.4
Liabilities:
Foreign currency contracts	$—	$22.5	$—	$22.5
Commodity derivative contracts	$—	$22.3	$—	$22.3
Net investment hedge contracts	$—	$3.0	$—	$3.0
February 28, 2025
Assets:
Foreign currency contracts	$—	$97.0	$—	$97.0
Commodity derivative contracts	$—	$9.6	$—	$9.6
Pre-issuance hedge contracts	$—	$2.2	$—	$2.2
Liabilities:
Foreign currency contracts	$—	$76.4	$—	$76.4
Commodity derivative contracts	$—	$12.8	$—	$12.8

Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the period presented:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Three Months Ended May 31, 2025
Assets held for sale and related net assets	$—	$897.7	$—	$52.1

Assets held for sale and related net assets
For the three months ended May 31, 2025, largely in connection with the 2025 Wine Divestitures, assets held for sale and related net assets were adjusted to their current estimated fair value of $897.7 million, less costs to sell, resulting in a $52.1 million net loss. This net loss was included in assets held for sale impairment and related expenses within our consolidated results for the three months ended May 31, 2025. Our estimated fair value of the assets held for sale was largely based on the expected proceeds from the 2025 Wine Divestitures as of May 31, 2025.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
7. GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance at February 29, 2024	$5,238.2	$2,742.1	$7,980.3
Purchase accounting allocations (1)	—	71.2	71.2
Foreign currency translation adjustments	(111.4)	0.6	(110.8)
Goodwill impairment (2)	—	(2,740.7)	(2,740.7)
SVEDKA Divestiture (3)	—	(73.2)	(73.2)
Balance at February 28, 2025	5,126.8	—	5,126.8
Foreign currency translation adjustments	30.0	—	30.0
Balance at May 31, 2025	$5,156.8	$—	$5,156.8
(1)Purchase accounting allocations associated with the Sea Smoke acquisition.
(2)In connection with continued negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our mainstream and premium wine brands, management updated its Fiscal 2025 outlook and financial projections for this reporting unit. Based on the aforementioned factors, we performed quantitative assessments that led to goodwill impairments which resulted in the carrying value being written down to zero.
(3)Amount was based on the relative fair value of the portion of the business sold and the remaining wine and spirits portfolio. The relative fair values were determined using the transaction price and the income approach based on assumptions, including projected revenue growth, terminal growth, and discount rates and other projected financial information.

8. INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	May 31, 2025		February 28, 2025
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.3	$14.5	$85.3	$14.9
Other	20.8	0.3	20.7	0.3
Total	$106.1	14.8	$106.0	15.2
Nonamortizable intangible assets
Trademarks (1) (2)		2,518.7		2,517.1
Total intangible assets		$2,533.5		$2,532.3
(1)The balance at May 31, 2025, and February 28, 2025, was impacted by assets reclassified to held for sale.
(2)The balance at February 28, 2025, was impacted by a wine asset impairment.

We did not incur costs to renew or extend the term of acquired intangible assets for the three months ended May 31, 2025, and May 31, 2024. Net carrying amount represents the gross carrying value net of accumulated amortization.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
9. OTHER ASSETS

The major components of other assets are as follows:

	May 31, 2025	February 28, 2025
(in millions)
Operating lease right-of-use asset	$569.8	$545.7
Income taxes receivable	142.1	135.5
Equity method investments	121.6	124.5
Derivative assets	84.1	41.6
Other investments in debt and equity securities	67.7	60.3
Exchangeable Shares	21.2	21.2
Other	149.6	132.9
	$1,156.1	$1,061.7
The other assets balance at May 31, 2025, excludes an amount reclassified to assets held for sale.

Equity method investments
We acquired several investments which are being accounted for under the equity method, largely in connection with prior Wine and Spirits segment acquisitions. The primary investment consists of Opus One Winery, a 50% owned joint venture arrangement.

Other investments in debt and equity securities
We have multiple investments through our corporate venture capital function in debt and equity securities. As of February 28, 2025, we evaluated certain investments, primarily driven by business underperformance and solvency concerns, and concluded they should be written down to zero.

Exchangeable Shares
Following the April 2024 conversion of our Canopy common shares and exchange a portion of the principal amount of a promissory note issued to us by Canopy, we (i) have 26.3 million Exchangeable Shares and (ii) recognized an $83.3 million net gain in income (loss) from unconsolidated investments within our consolidated results for the three months ended May 31, 2024. The fair value of Exchangeable Shares on the date of the conversion and exchange was estimated using a valuation model based primarily on the following inputs: (i) Canopy’s common share price, (ii) the expected volatility of Canopy’s common shares, and (iii) the probability and timing of U.S. federal legalization of recreational cannabis. As the Exchangeable Shares are an equity security without a readily determinable fair value, we elected to account for the Exchangeable Shares under the measurement alternative method. As of February 28, 2025, we evaluated the Exchangeable Shares for impairment primarily due to the continued decline in Canopy’s common share price. We concluded that an impairment did exist, and accordingly, the Exchangeable Shares were written down to their estimated fair value of $21.2 million. The estimated fair value was determined using the same valuation model as of the date of conversion and exchange as noted above. Future impairments, if any, will also be reported in income (loss) from unconsolidated investments within our consolidated results.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
10. BORROWINGS

Borrowings consist of the following:

	May 31, 2025			February 28, 2025
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$377.5			$806.7
	$377.5			$806.7
Long-term debt
Senior notes	$1,398.6	$9,782.8	$11,181.4	$10,682.3
Other	4.4	3.7	8.1	8.7
	$1,403.0	$9,786.5	$11,189.5	$10,691.0

BANK FACILITIES

2025 Credit Agreement
In April 2025, the Company, CB International, the Administrative Agent, and certain other lenders entered into the 2025 Restatement Agreement that amended and restated our then-existing credit facility (as amended and restated by the 2025 Restatement Agreement, the 2025 Credit Agreement). The principal changes effected by the 2025 Restatement Agreement were (i) refinancing the existing $2.25 billion revolving credit facility, (ii) extending its maturity to April 28, 2030, and (iii) refining certain negative covenants.

2025 Term Credit Agreement
In May 2025, the Company, the Administrative Agent, and certain other lenders entered into the 2025 Term Credit Agreement. The 2025 Term Credit Agreement provides for a six-month delayed draw $500.0 million term loan facility, available in up to two draws. The balance is due and payable two years after the initial funding date, if any, occurs. The proceeds, if drawn, from the 2025 Term Credit Agreement are intended to be used for general corporate purposes, including the repayment of debt.

Information with respect to borrowings under our bank facilities is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity
(in millions)
May 31, 2025
Revolving credit facility (1) (2) (3)	$—	—%	—%	$11.3	$1,861.1
February 28, 2025
Revolving credit facility (2) (3) (4)	$—	—%	—%	$11.3	$1,430.7
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2025 Credit Agreement, and outstanding borrowings under our commercial paper program of $377.6 million (excluding unamortized discount) (see “Commercial paper program” below).
(2)Contractual interest rate varies based on our debt rating (as defined in the agreement) and is a function of SOFR plus a margin and a credit spread adjustment, or the base rate plus a margin, or, in certain circumstances where SOFR cannot be adequately ascertained or available, an alternative benchmark rate plus a margin.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
(3)We and/or CB International are the borrower under the $2,250.0 million revolving credit facility. Includes a sub-facility for letters of credit of up to $200.0 million.
(4)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our then-existing senior credit facility, and outstanding borrowings under our commercial paper program of $808.0 million (excluding unamortized discount) (see “Commercial paper program” below).

We and our subsidiaries are subject to covenants that are contained in the 2025 Credit Agreement and the 2025 Term Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

Commercial paper program
We have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.25 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2025 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility. Information with respect to our outstanding commercial paper borrowings is as follows:

	May 31, 2025	February 28, 2025
(in millions)
Outstanding borrowings (1)	$377.5	$806.7
Weighted average annual interest rate	4.6%	4.7%
Weighted average remaining term	3 days	13 days
(1)Outstanding commercial paper borrowings are net of unamortized discount.

Senior notes
In May 2025, we issued $500.0 million aggregate principal amount of 4.80% senior notes due May 2030. Proceeds from this offering, net of discount and debt issuance costs, were $496.0 million. Interest on the 4.80% May 2025 Senior Notes is payable semiannually on May 1 and November 1 of each year, beginning November 1, 2025. The 4.80% May 2025 Senior Notes are redeemable, in whole or in part, at our option at any time prior to April 1, 2030, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted treasury rate, as defined in the applicable indenture, plus 20 basis points. On or after April 1, 2030, we may redeem the 4.80% May 2025 Senior Notes, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest. The 4.80% May 2025 Senior Notes are senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Debt payments
As of May 31, 2025, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $47.8 million and $20.8 million, respectively) for the remaining nine months of Fiscal 2026 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2026	$1,403.3
Fiscal 2027	603.3
Fiscal 2028	1,801.3
Fiscal 2029	900.1
Fiscal 2030	800.0
Fiscal 2031	1,100.0
Thereafter	4,650.1
$11,258.1

SUBSEQUENT EVENT

Senior notes
On July 2, 2025, we repaid in full $400.0 million aggregate principal amount of 4.75% December 2015 Senior Notes, using proceeds from the 2025 Wine Divestitures and cash on hand. On June 12, 2025, we repaid in full $500.0 million aggregate principal amount of 5.00% February 2023 Senior Notes, using proceeds from the 2025 Wine Divestitures. Each of these notes were redeemed prior to maturity at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest.

11. INCOME TAXES

Our effective tax rate for the three months ended May 31, 2025, and May 31, 2024, was 14.3% and 3.0%, respectively.

For the three months ended May 31, 2025, our effective tax rate was lower than the federal statutory rate of 21% largely due to (i) the benefit of lower effective tax rates applicable to our foreign businesses and (ii) a net income tax benefit recognized as a result of the resolution of various tax examinations and assessments related to prior periods.

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

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
12. STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Class A Stock	Class 1 Stock	Class A Stock in Treasury
Balance at February 28, 2025	212,698,298	27,037	34,505,141
Share repurchases	—	—	1,634,718
Exercise of stock options	—	130	(38,775)
Vesting of restricted stock units (1)	—	—	(98,959)
Balance at May 31, 2025	212,698,298	27,167	36,002,125

Balance at February 29, 2024	212,698,298	23,661	29,809,881
Share repurchases	—	—	775,334
Exercise of stock options	—	1,880	(149,324)
Vesting of restricted stock units (1)	—	—	(85,650)
Vesting of performance share units (1)	—	—	(8,757)
Balance at May 31, 2024	212,698,298	25,541	30,341,484
(1)Net of the following shares withheld to satisfy tax withholding requirements:

For the Three Months Ended May 31,
2025
Restricted Stock Units	50,720
2024
Restricted Stock Units	48,501
Performance Share Units	5,728

Stock repurchases
In April 2025, our Board of Directors authorized the repurchase of up to $4.0 billion of our publicly traded common stock under the 2025 Authorization, which expires in February 2028. Shares repurchased under this authorization become treasury shares. For the three months ended May 31, 2025, we repurchased 1,634,718 shares of Class A Stock pursuant to the 2025 Authorization through open market transactions at an aggregate cost of $306.1 million. Subsequent to May 31, 2025, we repurchased 431,578 shares of Class A Stock pursuant to the 2025 Authorization at an aggregate cost of $75.0 million through open market transactions made pursuant to a Rule 10b5-1 trading plan. As of July 2, 2025, total shares repurchased under our board authorization is as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2025 Authorization (1)	$4,000.0	$381.1	2,066,296
(1)As of July 2, 2025, $3,618.9 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
13. NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

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

	For the Three Months Ended May 31,
	2025	2024
(in millions, except per share data)
Net income (loss) attributable to CBI	$516.1	$877.0

Weighted average common shares outstanding – basic	177.801	182.766
Stock-based awards, primarily stock options	0.190	0.695
Weighted average common shares outstanding – diluted	177.991	183.461

Net income (loss) per common share attributable to CBI – basic	$2.90	$4.80
Net income (loss) per common share attributable to CBI – diluted	$2.90	$4.78

14. COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized net gain (loss) on derivative instruments, including cash flow and net investment hedges, pension/postretirement adjustments, and our share of OCI of equity method investments. The reconciliation of net income (loss) attributable to CBI to comprehensive income (loss) attributable to CBI is as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2025
Net income (loss) attributable to CBI			$516.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$243.5	$—	243.5
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	243.5	—	243.5
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	130.6	(16.1)	114.5
Amounts reclassified	(5.7)	0.5	(5.2)
Net gain (loss) recognized in other comprehensive income (loss)	124.9	(15.6)	109.3
Unrealized gain (loss) on net investment hedges:
Net investment hedge gain (loss)	(3.0)	0.7	(2.3)
Reclassification adjustments	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(3.0)	0.7	(2.3)

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	0.3	(0.1)	0.2
Net gain (loss) recognized in other comprehensive income (loss)	0.3	(0.1)	0.2
Other comprehensive income (loss) attributable to CBI	$365.7	$(15.0)	350.7
Comprehensive income (loss) attributable to CBI			$866.8

For the Three Months Ended May 31, 2024
Net income (loss) attributable to CBI			$877.0
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$13.5	$—	13.5
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	13.5	—	13.5
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	28.2	(3.3)	24.9
Amounts reclassified	(42.1)	5.0	(37.1)
Net gain (loss) recognized in other comprehensive income (loss)	(13.9)	1.7	(12.2)
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	(10.3)	—	(10.3)
Net gain (loss) recognized in other comprehensive income (loss)	(10.3)	—	(10.3)
Other comprehensive income (loss) attributable to CBI	$(10.7)	$1.7	(9.0)
Comprehensive income (loss) attributable to CBI			$868.0

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance at February 28, 2025	$(683.8)	$21.8	$(0.4)	$(0.3)	$(662.7)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	243.5	112.2	—	—	355.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5.2)	—	0.2	(5.0)
Other comprehensive income (loss)	243.5	107.0	—	0.2	350.7
Balance at May 31, 2025	$(440.3)	$128.8	$(0.4)	$(0.1)	$(312.0)

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
15. BUSINESS SEGMENT INFORMATION

Our internal management financial reporting consists of two business divisions: (i) Beer and (ii) Wine and Spirits and we report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other. In the Beer segment, our portfolio consists of high-end imported beer brands and ABAs. We have an exclusive perpetual brand license to produce our Mexican beer portfolio and to import, market, and sell such portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio comprised of exclusively higher-end wine and spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of corporate communications, corporate development, corporate finance, corporate strategy and growth, executive management, human resources, internal audit, investor relations, IT, legal, and public affairs, as well as our investments such as those made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. Our CODM is our President and Chief Executive Officer. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Long-lived tangible assets and total asset information by segment is not provided to, or reviewed by, our CODM as it is not used to make strategic decisions, allocate resources, or assess performance. Our CODM utilizes segment comparable operating income (loss) performance in deciding how to deploy capital in line with disciplined and balanced priorities. These priorities largely include investing in our people and our brands, making capital investments and strategic acquisitions, providing a cash dividend program, and from time-time time, repurchasing shares of our common stock. Our CODM also monitors budgeted versus actual results in assessing segment operating performance and understanding underlying business trends.

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

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2025 Annual Report. Segment information is as follows:

	Beer	Wine and Spirits	Corporate Operations and Other	Consolidated
(in millions)
For the Three Months Ended May 31, 2025
Net sales	$2,234.5	$280.5	$—	$2,515.0
Cost of product sold (1)	(1,047.5)	(184.4)	—
Marketing	(200.5)	(34.9)	—
% Net sales	9.0%	12.4%
General and administrative expenses (1)	(113.1)	(67.2)	(57.5)
Comparable operating income (loss) (1)	873.4	(6.0)	(57.5)	809.9
Operating margin	39.1%	(2.1)%
Comparable adjustments (2)				(96.1)
Operating income (loss)				713.8
Income (loss) from unconsolidated investments (3)				(3.5)
Interest expense, net (4)				(98.9)
Income (loss) before income taxes				$611.4

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Beer	Wine and Spirits	Corporate Operations and Other	Consolidated
(in millions)
Capital expenditures	$173.2	$18.0	$1.6	$192.8
Depreciation and amortization	$76.8	$22.2	$6.5	$105.5
% Net sales	3.4%	7.9%

For the Three Months Ended May 31, 2024
Net sales	$2,272.8	$389.0	$—	$2,661.8
Cost of product sold (1)	(1,059.7)	(220.3)	—
Marketing	(190.3)	(40.9)	—
% Net sales	8.4%	10.5%
General and administrative expenses (1)	(99.8)	(68.1)	(58.7)
Comparable operating income (loss) (1)	923.0	59.7	(58.7)	924.0
Operating margin	40.6%	15.3%
Comparable adjustments (2)				17.6
Operating income (loss)				941.6
Income (loss) from unconsolidated investments (3)				82.0
Interest expense, net (4)				(102.8)
Income (loss) before income taxes				$920.8

Capital expenditures	$314.4	$49.6	$11.3	$375.3
Depreciation and amortization	$86.4	$21.3	$4.2	$111.9
% Net sales	3.8%	5.5%
(1)Amounts are determined and presented on a non-GAAP basis and are intended to reflect our core operations.
(2)Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Three Months Ended May 31,
	2025	2024
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(17.7)	$14.6
Flow through of inventory step-up	(0.9)	(1.1)
Strategic business development costs	(0.4)	—
Settlements of undesignated commodity derivative contracts	2.5	8.5
Comparable Adjustments, Cost of product sold	(16.5)	22.0
Selling, general, and administrative expenses
2025 Restructuring Initiative	(13.3)	—
Transition services agreements activity	(5.5)	(2.8)
Strategic business reconfiguration costs	(5.2)	(1.8)
Transaction, integration, and other acquisition-related costs	(2.1)	(0.2)
Other gains (losses) (i)	(1.4)	0.4
Comparable Adjustments, selling, general, and administrative expenses	(27.5)	(4.4)
Assets held for sale impairment and related expenses	(52.1)	—
Comparable Adjustments, Operating income (loss)	$(96.1)	$17.6

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

(i)	Primarily includes the following:
		For the Three Months Ended May 31,
		2025	2024
	(in millions)
	Gain (loss) on sale of business	$(1.4)	$—

(3)	Income (loss) from unconsolidated investments consists of:
		For the Three Months Ended May 31,
		2025	2024
	(in millions)
	Equity in earnings (losses) from equity method investees and related activities	$(3.5)	$(1.3)
	Net gain in connection with Exchangeable Shares	—	83.3
		$(3.5)	$82.0

(4)	Interest expense, net consists of:
		For the Three Months Ended May 31,
		2025	2024
	(in millions)
	Interest expense	$(100.6)	$(104.8)
	Interest income	1.7	2.0
		$(98.9)	$(102.8)

16. ACCOUNTING GUIDANCE NOT YET ADOPTED

Income taxes
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

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 23

MD&A	Table of Contents
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows, and results of operations. It should be read in conjunction with our Financial Statements and with our consolidated financial statements and notes included in our 2025 Annual Report. This MD&A is organized as follows:

Overview
This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

Strategy
This section provides a description of our strategy, including our 2025 Restructuring Initiative, a discussion of a recent development, as well as significant divestitures, acquisitions, and investments.

Results of operations
This section provides an analysis of our results of operations presented on a business segment basis for the three months ended May 31, 2025, and May 31, 2024. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

Liquidity and capital resources
This section provides an analysis of our cash flows, outstanding debt, and liquidity position. Included in the analysis of outstanding debt is a discussion of the financial capacity available to fund our on-going operations and future commitments, as well as a discussion of other financing arrangements.

OVERVIEW

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Modelo Especial, Corona Extra, Pacifico, Robert Mondavi Winery, Kim Crawford, The Prisoner Wine Company, High West, Casa Noble, and Mi CAMPO. In the U.S., we are one of the top growth contributors at retail among beverage alcohol suppliers. We are also the second-largest beer company and have the #1 beer brand, Modelo Especial, in dollar sales in the U.S. We continued to strengthen our leadership position in the U.S. beer market as the #1 share gainer in the high-end beer segment and the overall U.S. beer market. Within wine and spirits, we have implemented a multi-year strategy that repositioned this

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 24

MD&A	Table of Contents
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

Our internal management financial reporting consists of two business divisions: (i) Beer and (ii) Wine and Spirits and we report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other. In the Beer segment, our portfolio consists of high-end imported beer brands and ABAs. We have an exclusive perpetual brand license to produce our Mexican beer portfolio and to import, market, and sell such portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio comprised of exclusively higher-end wine and spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of corporate communications, corporate development, corporate finance, corporate strategy and growth, executive management, human resources, internal audit, investor relations, IT, legal, and public affairs, as well as our investments such as those made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

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
•deliver on impactful environmental, social, and governance initiatives that we believe are not only good business, but also good for the world; and
•empower the whole enterprise to achieve best-in-class operational efficiency.

We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a strong talent pipeline with best-in-class people development; investing in infrastructure that supports and enables our business, including data systems and architecture; and exemplifying intentional and proactive fiscal management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with our strategy to address consumer-led premiumization, product, and purchasing trends, which we anticipate will continue to drive faster relative growth rates across beer, wine, and spirits. To continue capitalizing on consumer-led premiumization trends, become more competitive, and grow our business, we have employed a strategy dedicated to organic growth and supplemented by targeted investments and acquisitions. We intend for our multi-year Digital Business Acceleration initiative to enable us to drive results by enhancing our technology capabilities in key areas. In Fiscal 2026, we continue to focus on end-to-end digital supply chain planning, logistics, procurement, and revenue growth management, as well as introducing a new focus area, consumer insights and analytics. Additionally, we believe our continued focus on maintaining a strong balance sheet provides a solid financial foundation to support our broader strategic initiatives.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 25

MD&A	Table of Contents
Our business strategy for the Beer segment focuses on upholding our leadership position in the U.S. beer market, including the high-end segment, and continuing to grow our high-end imported beer brands through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. In Fiscal 2026, we intend to increase distribution for key brands, optimize growth through differentiated brand positioning, price pack architecture, and market prioritization as well as continue to invest in the next phase of modular capacity additions necessary to support our ongoing growth. Expansion, optimization, and/or construction activities continue under our Mexico Beer Projects to align with our anticipated future growth expectations. Additionally, we continue to focus on consumer-led innovation by creating new line extensions behind celebrated, trusted brands and package formats, as well as new to world brands, that are intended to meet emerging needs.

Our business strategy for the Wine and Spirits segment continues to focus on delivering growth and improving margins beyond Fiscal 2026 by driving our higher-end brands and operating efficiencies. We have repositioned this business to a portfolio of exclusively higher-end wine and spirits brands that we believe will generate higher growth and higher margins. We remain a key supplier in U.S. 3-tier brick-and-mortar distribution. In addition, we are advancing our aim to become a global, omni-channel competitor in line with evolving consumer preferences as we continue our efforts to progressively expand into international markets, DTC channels (including hospitality), and 3-tier eCommerce.

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

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to continue to achieve comparable earnings per share growth as well as our target ratios for (i) comparable net leverage and (ii) dividend payout; investing to support the growth of our business; and delivering additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been affected by an evolving consumer demand environment largely driven by what we believe to be non-structural socioeconomic factors. These factors include subdued spend, value-seeking behaviors, and reductions in the discretionary income available to purchase our products among consumers, elevated unemployment, changing prices, inflation, other unfavorable global and regional economic conditions, demographic trends in the U.S., global supply chain disruptions and constraints, and geopolitical events, including the impact of military conflicts, as well as retailer destocking impacting our Wine and Spirits segment.

Recent developments in international trade relations, including significant changes in U.S. trade policy and actions which include threatened, new, and increased tariffs on other countries and retaliatory tariffs and actions imposed on certain U.S. goods have produced heightened uncertainty with respect to trade and tariff policies and regulations affecting trade between the U.S. and other countries, which could continue to alter the global trade environment. For example, the U.S. government has imposed tariffs on product imports, including on raw and packaging materials, from certain countries (such as Mexico, the European Union including Italy, and New Zealand) and certain other countries have implemented tariffs on U.S. goods, such as the tariffs on certain product imports originating from the U.S. imposed by the Canadian government, although some of these tariffs were subsequently modified or delayed.

We expect some or all of these market conditions and their impacts to continue in Fiscal 2026 which could have a material impact on our results of operations and financial condition. We intend to continue to monitor the evolving consumer demand and economic environments and their impacts on our business. In addition, we have implemented the 2025 Restructuring Initiative, which is an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business, including through enhanced organizational efficiency and optimized expenditures across our organization. We also intend to continue our commodity and foreign exchange hedging

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 26

MD&A	Table of Contents
programs. However, there can be no assurance that we will be able to adequately respond to softer consumer demand trends or fully mitigate rising costs, including as a result of new or increased tariffs, through increased selling prices, cost, productivity, efficiency, and inventory management initiatives, optimized marketing plans, and/or our commodity and foreign exchange hedging programs. Furthermore, to the extent severe weather events that impact our business, such as wildfires, droughts, floods, extreme heat, and/or late frosts, or other weather conditions that constrain purchasing occasions for our consumers, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

2025 Restructuring Initiative
We have implemented the 2025 Restructuring Initiative which is expected to yield over $200 million in net annualized cost savings by Fiscal 2028. The majority of the work associated with the 2025 Restructuring Initiative is expected to be completed within Fiscal 2026 and is estimated to result in $80 million to $100 million of cumulative pre-tax costs once all phases are fully implemented. In connection with the 2025 Restructuring Initiative, we recognized $13.3 million of pre-tax restructuring costs in First Quarter 2026 and $63.0 million of cumulative pre-tax costs since the inception of this initiative. These costs were included in selling, general, and administrative costs within our consolidated results. For additional information on the 2025 Restructuring Initiative, refer to Note 3.

Recent Development
2025 Wine Divestitures
On June 2, 2025, we sold and, in certain instances, exclusively licensed the trademarks of a portion of our wine and spirits business, primarily centered around our mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities for $857.6 million, subject to certain post-closing adjustments. The net cash proceeds from the 2025 Wine Divestitures were used for the repayment of debt. Prior to the completion of the 2025 Wine Divestitures, we recorded the results of operations of the divested and exclusively licensed brands in the Wine and Spirits segment. This transaction supports our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers. For additional information, refer to Notes 2 and 10.

Divestitures, Acquisitions, and Investments

Beer segment
Mexicali Brewery sale
In July 2024, we sold the remaining assets classified as held for sale at the canceled Mexicali Brewery.

Wine and Spirits segment
SVEDKA Divestiture
On January 6, 2025, we sold the SVEDKA brand and related assets, primarily including inventory and equipment. The net cash proceeds were used for general corporate purposes, including funding share repurchases, capital expenditures, and repayment of debt. Prior to the completion of the SVEDKA Divestiture, we recorded the results of operations of the SVEDKA brand in the Wine and Spirits segment.

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

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 27

MD&A	Table of Contents
These Wine and Spirits segment activities support our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

Corporate Operations and Other segment
Canopy investment
We have an investment in Canopy, a North American cannabis and CPG company providing medical and adult-use cannabis products, which expands our portfolio into adjacent categories.

Exchangeable Shares
In April 2024, we elected to convert our Canopy common shares and exchange a portion of the principal amount of a promissory note issued to us by Canopy. As a result of these transactions, we (i) have 26.3 million Exchangeable Shares and (ii) recognized an $83.3 million net gain based on the fair value of Exchangeable Shares on the date of the conversion and exchange. This net gain is included in income (loss) from unconsolidated investments within our consolidated results for First Quarter 2025.

For additional information on these divestitures, acquisitions, and investments refer to Notes 2 and 9.

RESULTS OF OPERATIONS

Financial Highlights
References to organic throughout the following discussion exclude the impact of the SVEDKA Divestiture, as appropriate.

First Quarter 2026 compared to First Quarter 2025

Net sales decreased 6% due to a decline in Wine and Spirits net sales led by a decrease in organic branded shipment volume and a decrease in Beer net sales driven primarily by a shipment volume decline, partially offset by a favorable impact from pricing.

Operating income decreased 24% primarily due to (i) unfavorable Comparable Adjustments led by losses associated with assets held for sale impairment and related expenses as well as losses recognized on undesignated commodity derivative contracts for First Quarter 2026 compared with gains for First Quarter 2025 and (ii) the declines in Wine and Spirits and Beer segments net sales, partially offset by a successful execution of cost initiatives within the Beer segment.

Net income attributable to CBI and diluted net income per common share attributable to CBI decreased 41% and 39%, respectively, largely due to (i) the items discussed above, (ii) a First Quarter 2025 net gain in connection with Exchangeable Shares, and (iii) higher provision for income taxes.

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

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 28

MD&A	Table of Contents
As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	First Quarter 2026	First Quarter 2025
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$(17.7)	$14.6
Flow through of inventory step-up	(0.9)	(1.1)
Strategic business reconfiguration costs	(0.4)	—
Settlements of undesignated commodity derivative contracts	2.5	8.5
Comparable Adjustments, Cost of product sold	(16.5)	22.0
Selling, general, and administrative expenses
2025 Restructuring Initiative	(13.3)	—
Transition services agreements activity	(5.5)	(2.8)
Strategic business reconfiguration costs	(5.2)	(1.8)
Transaction, integration, and other acquisition-related costs	(2.1)	(0.2)
Other gains (losses)	(1.4)	0.4
Comparable Adjustments, Selling, general, and administrative expenses	(27.5)	(4.4)
Assets held for sale impairment and related expenses	(52.1)	—
Comparable Adjustments, Operating income (loss)	$(96.1)	$17.6

Comparable Adjustments, Income (loss) from unconsolidated investments	$—	$83.3

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

Strategic business reconfiguration costs
We recognized costs primarily in connection with losses on write-downs of excess inventory resulting from our initiatives to streamline, increase efficiencies, and reduce our cost structure primarily within our Wine and Spirits segment (First Quarter 2026).

Selling, general, and administrative expenses
2025 Restructuring Initiative
We recognized costs in connection with an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business (First Quarter 2026).

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents
Transition services agreements activity
We recognized costs in connection with transition services agreements related to the previous sale of a portion of our wine and spirits business.

Strategic business reconfiguration costs
We recognized costs in connection with certain activities which are intended to streamline, increase efficiencies, and reduce our cost structure.

Transaction, integration, and other acquisition-related costs
We recognized costs in connection with our acquisitions, divestitures, and investments.

Other gains (losses)
We recognized a net loss from the sales of businesses (First Quarter 2026).

Assets held for sale impairment and related expenses
Largely in connection with the 2025 Wine Divestitures we recognized contract liabilities and inventory obsolescence expenses, partially offset by changes in net assets held for sale (First Quarter 2026). For additional information, refer to Note 6.

Income (loss) from unconsolidated investments
We recognized a net gain in connection with Exchangeable Shares (First Quarter 2025). For additional information, refer to Note 9.

Business Segments
First Quarter 2026 compared to First Quarter 2025
Net sales

	First Quarter 2026	First Quarter 2025	Dollar Change	Percent Change
(in millions)
Beer	$2,234.5	$2,272.8	$(38.3)	(2%)
Wine and Spirits:
Wine	258.5	329.3	(70.8)	(22%)
Spirits	22.0	59.7	(37.7)	(63%)
Total Wine and Spirits	280.5	389.0	(108.5)	(28%)
Consolidated net sales	$2,515.0	$2,661.8	$(146.8)	(6%)

Beer segment	First Quarter 2026	First Quarter 2025	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,234.5	$2,272.8	$(38.3)	(2%)

Shipments	111.3	115.1		(3.3%)

Depletions				(2.6%)

The decrease in Beer net sales is due to (i) a $75.7 million decrease in shipment volume and (ii) $7.5 million of unfavorable product mix primarily from a shift in package types, partially offset by $44.9 million of

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents
favorable impact from pricing in select markets. We believe our net sales continue to be suppressed by the non-structural socioeconomic factors discussed above.

Wine and Spirits segment	First Quarter 2026	First Quarter 2025	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$280.5	$389.0	$(108.5)	(28%)

Shipments
Total	3.9	5.6		(30.4%)
Organic (1)	3.9	4.5		(13.3%)
U.S. Wholesale	3.3	4.9		(32.7%)
Organic U.S. Domestic (1)	3.3	3.8		(13.2%)

Depletions				(8.1%)
(1)Includes adjustments to remove volumes associated with the SVEDKA Divestiture for the period March 1, 2024, through May 31, 2024.

The decrease in Wine and Spirits net sales is due to a $72.5 million decrease in organic net sales and $36.0 million from the SVEDKA Divestiture that are no longer part of our business. The decrease in organic net sales is driven by (i) a $53.2 million decrease in branded wine and spirits shipment volume, (ii) an $8.9 million decrease from pricing actions in certain markets, (iii) a $7.9 million decrease in contractual distributor payments as compared to First Quarter 2025, and (iv) $4.9 million of unfavorable product mix. The decrease in branded wine and spirits shipment volume and unfavorable product mix are both attributable to our U.S. wholesale market, including the cadence of shipments to better align with ongoing weaker consumer demand particularly affecting the mainstream price segments. We continue to expect depletion volume to outpace shipment volume for Fiscal 2026, most notably during the first half of Fiscal 2026.

Gross profit

	First Quarter 2026	First Quarter 2025	Dollar Change	Percent Change
(in millions)
Beer	$1,187.0	$1,213.1	$(26.1)	(2%)
Wine and Spirits	96.1	168.7	(72.6)	(43%)
Comparable Adjustments	(16.5)	22.0	(38.5)	NM
Consolidated gross profit	$1,266.6	$1,403.8	$(137.2)	(10%)

The decrease in Beer gross profit is due to (i) a $40.2 million decline in shipment volume, (ii) $27.4 million of increased cost of product sold, and (iii) $3.4 million of unfavorable product mix, partially offset by the $44.9 million favorable impact from pricing. The increase in cost of product sold is primarily due to (i) $22.6 million of unfavorable fixed cost absorption related to decreased production levels as compared to First Quarter 2025 and (ii) $16.3 million of higher material costs, including aluminum, glass, and starch, of which $6.9 million is attributable to tariffs on aluminum cans, partially offset by $11.7 million of decreased transportation costs, largely driven by efficiency initiatives. To partially offset the increase in cost of product sold we are executing efficiency and cost optimization initiatives focused largely on procurement and logistics that resulted in an approximate $40 million net benefit for First Quarter 2026.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents

The decrease in Wine and Spirits gross profit is due to a $57.5 million decrease in organic gross profit and $15.1 million from the SVEDKA Divestiture that is no longer part of our business. The decrease in organic gross profit is attributable to (i) a $33.3 million decline in branded wine and spirits shipment volume, (ii) the $8.9 million unfavorable pricing, (iii) the $7.9 million decrease in contractual distributor payments, and (iv) $7.0 million of unfavorable product mix. Cost of product sold remained relatively flat as unfavorable fixed cost absorption related to decreased production levels as compared to First Quarter 2025 was offset by decreased transportation costs.

Gross profit as a percent of net sales decreased to 50.4% for First Quarter 2026 compared with 52.7% for First Quarter 2025. This decrease was largely driven by rate declines from (i) an unfavorable change in Comparable Adjustments, contributing approximately 150 basis points, (ii) approximately 110 basis points from higher cost of product sold within the Beer segment, (iii) approximately 30 basis points as a result of pricing actions in certain markets and lower distributor payments both within the Wine and Spirits segment, and (iv) approximately 20 basis points due to lower branded Wine and Spirits shipment volume as compared to First Quarter 2025. These declines were partially offset by a favorable impact from Beer pricing, which contributed rate growth of approximately 85 basis points.

Selling, general, and administrative expenses

	First Quarter 2026	First Quarter 2025	Dollar Change	Percent Change
(in millions)
Beer	$313.6	$290.1	$23.5	8%
Wine and Spirits	102.1	109.0	(6.9)	(6%)
Corporate Operations and Other	57.5	58.7	(1.2)	(2%)
Comparable Adjustments	27.5	4.4	23.1	NM
Consolidated selling, general, and administrative expenses	$500.7	$462.2	$38.5	8%

The increase in Beer selling, general, and administrative expenses is largely driven by $12.9 million and $10.2 million of increased general and administrative expenses and marketing spend, respectively. The increase in general and administrative expenses is primarily due to higher compensation and benefits and consulting costs. The higher marketing spend is primarily led by increased media investment to support our high-end imported beer brands.

The decrease in Wine and Spirits selling, general, and administrative expenses is largely due to $6.0 million and $1.1 million of decreased marketing spend and general and administrative expenses, respectively. Marketing as a percentage of net sales increased year-over-year driven by support of our largest brands.

The decrease in Corporate Operations and Other selling, general, and administrative expenses is largely due to a net decrease in compensation and benefits, driven by lower stock-based compensation expense as compared to First Quarter 2025, partially offset by higher depreciation expense as a result of our June 2024 corporate headquarters relocation.

Selling, general, and administrative expenses as a percent of net sales increased to 19.9% for First Quarter 2026 as compared to 17.4% for First Quarter 2025. The increase is largely driven by (i) approximately 120 basis points of rate growth from higher Beer selling, general, and administrative expenses, (ii) an unfavorable change in Comparable Adjustments, contributing approximately 90 basis points, and (iii) approximately 25 basis points of rate growth from Wine and Spirits as the decrease in Wine and Spirits net sales exceeded the decrease in selling, general, and administrative expenses.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents
Operating income (loss)

	First Quarter 2026	First Quarter 2025	Dollar Change	Percent Change
(in millions)
Beer	$873.4	$923.0	$(49.6)	(5%)
Wine and Spirits	(6.0)	59.7	(65.7)	(110%)
Corporate Operations and Other	(57.5)	(58.7)	1.2	2%
Comparable Adjustments	(96.1)	17.6	(113.7)	NM
Consolidated operating income (loss)	$713.8	$941.6	$(227.8)	(24%)

The decrease in Beer operating income is largely attributable to the (i) decline in shipment volume and related unfavorable fixed cost absorption, (ii) increased materials costs, and (iii) higher general and administrative expenses and marketing spend, partially offset by the favorable impact from pricing and cost initiatives, as described above.

The decrease in Wine and Spirits operating income is largely attributable to the (i) decline in organic branded wine and spirits shipment volume, (ii) SVEDKA Divestiture, (iii) unfavorable impact from pricing actions in certain markets, and (iv) decline in contractual distributor payments, partially offset by lower marketing spend, as described above.

As previously discussed, the decrease in Corporate Operations and Other operating loss is largely due to the decrease in net compensation and benefits, partially offset by higher depreciation expense, as described above.

Income (loss) from unconsolidated investments

	First Quarter 2026	First Quarter 2025	Dollar Change	Percent Change
(in millions)
Equity in earnings (losses) from equity method investees and related activities	$(3.5)	$(1.3)	$(2.2)	(169%)
Net gain in connection with Exchangeable Shares	—	83.3	(83.3)	NM
Income (loss) from unconsolidated investments	$(3.5)	$82.0	$(85.5)	(104%)

Interest expense, net
Interest expense, net decreased to $98.9 million for First Quarter 2026 as compared to $102.8 million for First Quarter 2025. This decrease of $3.9 million, or 4%, is due to approximately $375 million of lower average borrowings. For additional information, refer to Note 10.

(Provision for) benefit from income taxes
The provision for income taxes increased to $87.6 million for First Quarter 2026 from $28.0 million for First Quarter 2025. Our effective tax rate for First Quarter 2026 was 14.3% as compared with 3.0% for First Quarter 2025. In comparison to prior year, our effective tax rate was largely impacted by a higher net income tax benefit from the resolution of various tax examinations and assessments related to prior periods recognized in First Quarter 2025 as compared to First Quarter 2026. For additional information, refer to Note 11.

The OECD introduced a framework under Pillar Two which includes a 15% global minimum tax rate. The current legislation did not have a material impact on our consolidated financial statements. We continue to monitor developments for potential future impacts. Additionally, we provide for taxes that may be payable if undistributed

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
earnings of foreign subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be indefinitely reinvested.

We expect our reported effective tax rate for Fiscal 2026 to be in the range of 14% to 16%.

Net income (loss) attributable to CBI
Net income attributable to CBI decreased to $516.1 million for First Quarter 2026 from $877.0 million for First Quarter 2025. This decrease of $360.9 million, or 41%, is largely attributable to (i) the net sales declines in both the Wine and Spirits and Beer segments, (ii) the First Quarter 2025 net gain in connection with Exchangeable Shares, (iii) higher provision for income taxes as compared to First Quarter 2025, and (iv) the First Quarter 2026 assets held for sale impairment and related expenses.

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

We have an agreement with a financial institution for payment services and to facilitate a voluntary supply chain finance program through this participating financial institution. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of May 31, 2025, and February 28, 2025, the amount payable to this participating financial institution for suppliers who voluntarily participate in the supply chain finance program was $8.5 million and $3.8 million, respectively, and was included in accounts payable within our consolidated balance sheets. We account for payments made under the supply chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
Cash Flows

	First Quarter 2026	First Quarter 2025	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$637.2	$690.5	$(53.3)
Investing activities	(196.1)	(377.4)	181.3
Financing activities	(437.6)	(393.0)	(44.6)
Effect of exchange rate changes on cash and cash equivalents	2.3	1.3	1.0
Net increase (decrease) in cash and cash equivalents	$5.8	$(78.6)	$84.4

Operating activities
The decrease in net cash provided by (used in) operating activities consists of:

	First Quarter 2026	First Quarter 2025	Dollar Change
(in millions)
Net income (loss)	$523.8	$892.8	$(369.0)
Assets held for sale impairment and related expenses	52.1	—	52.1
Net gain in connection with Exchangeable Shares	—	(83.3)	83.3
Other non-cash adjustments	231.1	72.5	158.6
Change in operating assets and liabilities, net of effects from purchase and sale of business	(169.8)	(191.5)	21.7
Net cash provided by (used in) operating activities	$637.2	$690.5	$(53.3)

The $21.7 million net change in operating assets and liabilities was largely driven by changes in inventory levels for the Beer segment. These changes were partially offset by accounts payable in both the Beer and Wine and Spirits segments resulting from the timing of payments. Additionally, net cash provided by operating activities was positively impacted by lower First Quarter 2026 income tax payments as compared to First Quarter 2025 following the resolution of various tax examinations and assessments.

Investing activities
Net cash used in investing activities decreased to $196.1 million for First Quarter 2026 from $377.4 million for First Quarter 2025. This decrease of $181.3 million, or 48%, was primarily due to $182.5 million of reduced capital expenditures for First Quarter 2026 as compared to First Quarter 2025.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents
Financing activities
The increase in net cash used in financing activities consisted of:

	First Quarter 2026	First Quarter 2025	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$63.7	$(0.4)	$64.1
Dividends paid	(182.2)	(185.3)	3.1
Purchases of treasury stock	(306.1)	(200.0)	(106.1)
Net cash provided by (used in) stock-based compensation activities	(4.1)	10.9	(15.0)
Distributions to noncontrolling interests	(7.5)	(17.5)	10.0
Payment of contingent consideration	(1.4)	(0.7)	(0.7)
Net cash provided by (used in) financing activities	$(437.6)	$(393.0)	$(44.6)

Debt
Total debt outstanding as of May 31, 2025, amounted to $11,567.0 million, an increase of $69.3 million, or 1%, from February 28, 2025. This increase consisted of:

Debt repayment	Debt issuance

Bank facilities
In May 2025, we entered into the 2025 Term Credit Agreement, which provides for a six-month delayed draw $500.0 million term loan facility, available in up to two draws. The balance is due and payable two years after the initial funding date, if any, occurs. There are no borrowings outstanding under the 2025 Term Credit Agreement.

In April 2025, we entered into the 2025 Restatement Agreement that amended and restated our then-existing senior credit facility. The 2025 Restatement Agreement resulted in (i) refinancing the existing $2.25 billion revolving credit facility, (ii) extending its maturity to April 28, 2030, and (iii) refining certain negative covenants. There are no borrowings outstanding under the 2025 Credit Agreement.

Senior notes
On July 2, 2025, we repaid the 4.75% December 2015 Senior Notes using proceeds from the 2025 Wine Divestitures and cash on hand. On June 12, 2025, we repaid the 5.00% February 2023 Senior Notes using proceeds from the 2025

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
Wine Divestitures. Each of these notes were redeemed prior to maturity at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest.

In May 2025, we issued the 4.80% May 2025 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $496.0 million were used for general corporate purposes, including repayment of commercial paper and other indebtedness, working capital, funding capital expenditures, and other business opportunities.

General
The majority of our outstanding borrowings as of May 31, 2025, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2025 to calendar 2050.

Additionally, we have a commercial paper program which provides for the issuance of up to an aggregate principal amount of $2.25 billion of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facility under our 2025 Credit Agreement. Accordingly, outstanding borrowings under our commercial paper program reduce the amount available under our revolving credit facility.

We do not have purchase commitments from buyers for our commercial paper and, therefore, our ability to issue commercial paper is subject to market demand. If the commercial paper market is not available to us for any reason when commercial paper borrowings mature, we expect to utilize unused commitments under our revolving credit facility under our 2025 Credit Agreement to repay commercial paper borrowings. We do not expect that fluctuations in demand for commercial paper will affect our liquidity given our borrowing capacity available under our revolving credit facility.

We had the following remaining borrowing capacity available under our 2025 Credit Agreement:

	May 31, 2025	June 30, 2025
(in millions)
Revolving credit facility (1)	$1,861.1	$2,238.7
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2025 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $377.6 million and $0.0 million as of May 31, 2025, and June 30, 2025, respectively.

The financial institutions participating in our 2025 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of May 31, 2025, we and our subsidiaries were subject to covenants that are contained in our 2025 Credit Agreement and the 2025 Term Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2025 Credit Agreement. As of May 31, 2025, under our 2025 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

The representations, warranties, covenants, and events of default set forth in our 2025 Term Credit Agreement are substantially similar to those set forth in our 2025 Credit Agreement.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
As of May 31, 2025, we were in compliance with our covenants under our 2025 Credit Agreement and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2025 Annual Report and Note 10.

Common Stock Dividends
On July 1, 2025, our Board of Directors declared a quarterly cash dividend of $1.02 per share of Class A Stock and $0.92 per share of Class 1 Stock payable on August 14, 2025, to stockholders of record of each class as of the close of business on July 30, 2025.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of our 2025 Annual Report.

Share Repurchase Program
Our Board of Directors authorized the repurchase of our publicly traded common stock of up to $4.0 billion under the 2025 Authorization which expires in February 2028. As of July 2, 2025, total shares repurchased are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2025 Authorization (1)	$4,000.0	$381.1	2,066,296
(1)As of July 2, 2025, $3,618.9 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

Share repurchases under the 2025 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations, proceeds from borrowings, and/or divestiture proceeds. Any repurchased shares will become treasury shares, including shares previously repurchased under the 2025 Authorization.

We currently expect to return $4.0 billion in share repurchases to stockholders over the next three fiscal years, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of our 2025 Annual Report.

For additional information, refer to Note 17 of our consolidated financial statements included in our 2025 Annual Report and Note 12.

Accounting Guidance
Accounting guidance adopted for First Quarter 2026 did not have a material impact on our Financial Statements.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation:

•The statements under MD&A regarding:
◦our business strategy, including our strategic vision, growth plans, Digital Business Acceleration initiatives, Beer segment focus on upholding our leadership position in the U.S. beer market, and Wine and Spirits segment focus on delivering growth and improving margins beyond Fiscal 2026;
◦our beer expansion, optimization, and/or construction activities, including anticipated scope, capacity, costs, capital expenditures, and timeframes for completion;
◦our innovation, marketing, sales, and distribution plans, activities, and strategies;
◦our long-term financial model, target comparable net leverage and target dividend payout ratios, future operations, financial condition and position, net sales, expenses including potential future impairment losses, hedging programs, cost, restructuring, and efficiency initiatives, including the 2025 Restructuring Initiative, capital expenditures, effective tax rates and anticipated tax liabilities, expected volume, inventory, supply and demand levels, balance, cadence, and trends, access to capital markets, liquidity and capital resources, including our ability to consistently generate robust cash flow and raise or repay debt, and prospects, plans, and objectives of management;
◦the evolving consumer demand environment and trends, non-structural socioeconomic factors, including subdued spend, value-seeking behaviors, and reductions in the discretionary income, elevated unemployment, changing prices, inflation, other unfavorable global and regional economic conditions, demographic trends in the U.S., global supply chain disruptions and constraints, and geopolitical events, including the impact of military conflicts, as well as retailer destocking impacting our wine and spirits business, and our responses thereto;
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
•The statements regarding the future reclassification of net gains from AOCI, potential future impairments of our Canopy investment, our aim to hedge 100% of our balance sheet exposures, and continuing to evaluate internal control changes in connection with the OneStream implementation.

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

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents
•potential declines in the consumption of products we sell and our dependence on sales of our Mexican beer brands;
•impacts of our acquisition, divestiture, investment, and new product development strategies and activities;
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
•severe weather, natural and man-made disasters, climate change, environmental sustainability and CSR-related regulatory compliance, and failure to meet environmental sustainability and CSR targets, commitments, and aspirations;
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
•our international operations, worldwide and regional economic trends and financial market conditions, geopolitical uncertainty, including the impact of military conflicts, or other governmental rules and regulations;
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
•ownership of our Class A Stock by certain individuals and entities affiliated with the Sands family and their Board of Director nomination rights;
•the choice-of-forum provision in our amended and restated by-laws regarding certain stockholder litigation.

For additional information about risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in the Form 10-Q, please refer to Item 1A. “Risk Factors” of our 2025 Annual Report.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 40

OTHER KEY INFORMATION	Table of Contents
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our global operating, investment, acquisition, divestiture, and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices, and interest rates. To manage the volatility relating to these risks, we periodically purchase and/or sell derivative instruments including foreign currency forward and option contracts, commodity swap contracts, cross-currency swap contracts, interest rate swap contracts, and Pre-issuance hedge contracts. We use derivative instruments to reduce earnings and cash flow volatility resulting from shifts in market rates, as well as to hedge economic exposures. We do not enter into derivative instruments for trading or speculative purposes.

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of May 31, 2025, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, New Zealand dollar, and euro. We aim to hedge 100% of our balance sheet exposures. As of May 31, 2025, 79% of our forecasted transactional exposures for the remaining nine months of Fiscal 2026 were hedged.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of May 31, 2025, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 73% of our forecasted transactional exposures for the remaining nine months of Fiscal 2026 were hedged as of May 31, 2025.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
(in millions)
Foreign currency contracts	$3,275.5	$2,912.6	$152.5	$284.9	$(200.7)	$(181.6)
Commodity derivative contracts	$327.6	$351.5	$(17.9)	$(6.7)	$26.7	$29.3
Net investment hedge contracts	$145.5	$—	$(3.0)	$—	$13.9	$—

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

There were no cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of May 31, 2025, or May 31, 2024.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 41

OTHER KEY INFORMATION	Table of Contents
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

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
(in millions)
Fixed interest rate debt	$11,258.1	$11,165.7	$(10,440.2)	$(10,176.1)	$(521.7)	$(577.7)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $1.6 million and $0.9 million for the three months ended May 31, 2025, and May 31, 2024, respectively.

For additional discussion on our market risk, refer to Notes 5 and 6.

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

Internal control over financial reporting
During our fiscal quarter ended May 31, 2025, we implemented a new consolidation system, OneStream, to support the financial statement close process. As a result of the implementation, certain existing internal controls were modified or removed, and new internal controls and procedures were designed and implemented to align with the new system. There are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting throughout Fiscal 2026.

In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, other than the OneStream implementation noted above, no other changes were identified in the Company’s “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 42

OTHER KEY INFORMATION	Table of Contents
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

On March 24, 2025, a purported stockholder of the Company filed a complaint in the United States District Court for the Western District of New York captioned Silva v. Newlands, et al., Case No. 1:25-cv-254 (W.D.N.Y.); on April 21, 2025, a second purported stockholder of the Company filed a complaint in the United States District Court for the Western District of New York captioned Mason v. Newlands, et al., Case No. 1:25-cv-00353 (W.D.N.Y.); and on June 24, 2025, a third purported stockholder of the Company filed a complaint in the United States District Court for the District of Delaware captioned Wasserman v. Baldwin, et al., Case No. 1:25-cv-779 (D. Del.). These derivative complaints each seek to assert claims arising under the Exchange Act and state common law, derivatively on behalf of the Company, against current and former directors and officers of the Company. None of the plaintiffs made a pre-suit demand on our Board of Directors, instead each alleging that the pre-suit demand requirement should be excused as purportedly futile. The claims asserted in these derivative complaints arise from substantially the same allegations made in the complaint filed in the putative class action in the United States District Court for the Western District of New York captioned Meza v. Constellation Brands, Inc., et al., Case No. 6:25-cv-6107 (W.D.N.Y.). On May 27, 2025, the United States District Court for the Western District of New York entered an order consolidating the Silva and Mason litigations and staying proceedings pending the entry of a final judgment in Meza.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(in millions, except share and per share data)
March 1 – 31, 2025 (1)	—	$—	—	$1,489.9
April 1 – 30, 2025 (2)	818,638	$185.71	818,638	$3,848.0
May 1 – 31, 2025 (2)	816,080	$188.75	816,080	$3,693.9
Total	1,634,718	$187.23	1,634,718
(1)In November 2023, we announced that our Board of Directors authorized a repurchase of up to $2.0 billion of our publicly traded common stock under the 2023 Authorization. The 2025 Authorization replaced the 2023 Authorization in its entirety and no further repurchases will be made pursuant to the 2023 Authorization.
(2)In April 2025, we announced that our Board of Directors authorized the repurchase of up to $4.0 billion of our publicly traded common stock under the 2025 Authorization. The 2025 Authorization expires on February 29, 2028. Share repurchases for the periods included herein were effected through open market transactions and exclude the impact of Federal excise tax owed pursuant to the IRA.

Subsequent to May 31, 2025, we repurchased 431,578 shares of Class A Stock pursuant to the 2025 Authorization at an average cost of $173.78 per share through open market transactions made pursuant to a Rule 10b5-1 trading plan.

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 43

OTHER KEY INFORMATION	Table of Contents
ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans
During the three months ended May 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	November 10, 2022

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.1.1	Supplemental Indenture No. 9, with respect to 4.750% Senior Notes due 2025, dated as of December 4, 2015, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 8, 2015

4.1.2	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.1.3	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.1.4	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.1.5	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.1.6	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.1.7	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.1.8	Supplemental Indenture No. 22 with respect to 4.400% Senior Notes due 2025, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	October 29, 2018

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 44

OTHER KEY INFORMATION	Table of Contents

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date

4.1.9	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.1.10	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.1.11	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.1.12	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.1.13	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.1.14	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.1.15	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.1.16	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

4.1.17	Supplemental Indenture No. 32 with respect to 5.000% Senior Notes due 2026, dated as of February 2, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	February 2, 2023

4.1.18	Supplemental Indenture No. 33 with respect to 4.900% Senior Notes due 2033, dated as of May 1, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2023

4.1.19	Supplemental Indenture No. 34 with respect to 4.800% Senior Notes due 2029, dated as of January 11, 2024, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	January 11, 2024

4.1.20	Supplemental Indenture No. 35 with respect to 4.800% Senior Notes due 2030, dated as of May 1, 2025, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2025

4.2	Restatement Agreement, dated as of April 28, 2025, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Eleventh Amended and Restated Credit Agreement dated as of April 28, 2025, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 28, 2025

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 45

OTHER KEY INFORMATION	Table of Contents

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.3	Term Loan Credit Agreement, dated as of May 9, 2025, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	May 9, 2025

10.1	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2025) (filed herewith). *

10.2	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2025) (filed herewith). *†

10.3	Rules for Cash Incentive Awards under the Company’s Long-Term Stock Incentive Plan (filed herewith). *

10.4	Form of Executive Employment Agreement between the Company and certain of its Executive Officers (including Paula E. Erickson) (filed herewith). *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

99.1	Second Amendment, dated and effective April 25, 2025, to the Company’s 1989 Employee Stock Purchase Plan (filed herewith). *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 46

OTHER KEY INFORMATION	Table of Contents

*	Designates management contract or compensatory plan or arrangement.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.

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

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 47

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	July 2, 2025	By:	/s/ Kenneth W. Metz
Kenneth W. Metz, Senior Vice President, Controller and Corporate Finance

Date:	July 2, 2025	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q1 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 48