Form 10-Q
period 2025-11-30
CONSTELLATION BRANDS, INC.
filed 2026-01-08
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025
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
Yes  ☐  No  ☒

There were 173,384,625 shares of Class A Common Stock and 26,197 shares of Class 1 Common Stock outstanding as of December 31, 2025.

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

Market positions and industry data discussed in this Form 10-Q are for the 52-weeks ending November 30, 2025.

DEFINED TERMS

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We use terms in this Form 10-Q and in our Notes that are specific to us or are abbreviations that may not be commonly known or used.

TERM	MEANING
$	U.S. dollars

10b5-1 Trading Plan	a pre-arranged trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act

2025 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 28, 2025

2025 Authorization	authorization to repurchase up to $4.0 billion of our publicly traded common stock, approved by our Board of Directors in April 2025

2025 Credit Agreement	eleventh amended and restated credit agreement, dated as of April 28, 2025, that provides for a $2.25 billion aggregate revolving credit facility

2025 Restructuring Initiative	an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business, including through enhanced organizational efficiency and optimized expenditures across our organization, with the majority of the work expected to be completed within Fiscal 2026 and net annualized cost savings expected to be fully realized by Fiscal 2028

2025 Term Credit Agreement	term loan credit agreement, dated as of May 9, 2025, that provided for a $500.0 million unsecured delayed draw term loan facility, now terminated

2025 Wine Divestitures
sale and, in certain instances, exclusive license to use the trademarks of a portion of our wine and spirits business, primarily centered around our then-owned mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities on June 2, 2025

3-tier	distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer

3-tier eCommerce	digital commerce experience for consumers to purchase beverage alcohol from retailers

4.40% October 2018 Senior Notes	$500.0 million principal amount of 4.40% senior notes issued in October 2018, now repaid in full

4.75% December 2015 Senior Notes	$400.0 million principal amount of 4.75% senior notes issued in December 2015, now fully redeemed

4.80% May 2025 Senior Notes	$500.0 million aggregate principal amount of senior notes issued in May 2025

4.95% October 2025 Senior Notes	$500.0 million aggregate principal amount of senior notes issued in October 2025

5.00% February 2023 Senior Notes	$500.0 million principal amount of 5.00% senior notes issued in February 2023, now fully redeemed

ABA	alternative beverage alcohol

Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility and the 2025 Term Credit Agreement

AOCI	accumulated other comprehensive income (loss)

Canopy	Canopy Growth Corporation, an Ontario, Canada-based public company in which we have an investment

CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours

CircanaTM	Industry market research publication used by consumer packaged goods companies

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I i

TERM	MEANING
Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share

Class A Stock	our Class A Common Stock, par value $0.01 per share

CODM	chief operating decision maker, our President and Chief Executive Officer

Comparable Adjustments	certain items affecting comparability that have been excluded because management uses this information in monitoring and evaluating the results and underlying business trends of the core operations of the Company and/or in internal goal setting

CSR	corporate social responsibility

Depletions	represent U.S. distributor shipments of our respective branded products to retail customers, based on third-party data

DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier

Exchangeable Shares	class of non-voting and non-participating exchangeable shares in Canopy which are convertible into common shares of Canopy on a one-for-one basis

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

Financial Statements	our consolidated financial statements and notes thereto included herein

Fiscal 2025	the Company’s fiscal year ended February 28, 2025

Fiscal 2026	the Company’s fiscal year ending February 28, 2026

Fiscal 2027	the Company’s fiscal year ending February 28, 2027

Fiscal 2028	the Company’s fiscal year ending February 29, 2028

Fiscal 2029	the Company’s fiscal year ending February 28, 2029

Fiscal 2030	the Company’s fiscal year ending February 28, 2030

Fiscal 2031	the Company’s fiscal year ending February 28, 2031

Form 10-Q	this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2025, unless otherwise specified

IRA	Inflation Reduction Act of 2022

IT	information technology

mainstream	wine that sells less than $11.00 per bottle at retail and sparkling wine and all other wine that sells less than $13.00 per bottle at retail, as defined by Circana™

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I – Item 2. of this Form 10-Q

Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico, sold the remaining assets classified as held for sale in July 2024

Mexico Beer Projects	expansion, optimization, and/or construction activities at the Obregón Brewery, Nava Brewery, and Veracruz Brewery

M&T	Manufacturers and Traders Trust Company

Nava	Nava, Coahuila, Mexico

Nava Brewery	our brewery located in Nava

Net sales	gross sales less promotions, returns and allowances, and excise taxes

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I ii

TERM	MEANING

Nine Months 2025	the Company’s nine months ended November 30, 2024

Nine Months 2026	the Company’s nine months ended November 30, 2025

NM	not meaningful

Non-GAAP	financial measures not calculated in accordance with U.S. GAAP, for example, comparable operating income (loss)

Note(s)	notes to the consolidated financial statements

OB3 Act	One Big Beautiful Bill Act, signed into U.S. law on July 4, 2025

Obregón	Obregón, Sonora, Mexico

Obregón Brewery	our brewery located in Obregón

OECD	Organization for Economic Cooperation and Development

OCI	other comprehensive income (loss)

Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances

premium	wine that sells between $11.00 to $24.99 per bottle at retail and sparkling wine that sells between $13.00 to $34.99 per bottle at retail, as defined by Circana™

SEC	Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York

SVEDKA Divestiture	sale of the SVEDKA brand and related assets, primarily including inventory and equipment on January 6, 2025

Third Quarter 2025	the Company’s three months ended November 30, 2024

Third Quarter 2026	the Company’s three months ended November 30, 2025

U.S.	United States of America

U.S. GAAP	generally accepted accounting principles in the U.S.

Veracruz	Heroica Veracruz, Veracruz, Mexico

Veracruz Brewery	our new brewery being constructed in Veracruz

Wine and Spirits Divestitures	the 2025 Wine Divestitures and the SVEDKA Divestiture, collectively

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I iii

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	November 30, 2025	February 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$152.4	$68.1
Accounts receivable	708.3	736.5
Inventories	1,379.2	1,437.2
Prepaid expenses and other	669.2	561.1
Assets held for sale	—	913.5
Total current assets	2,909.1	3,716.4
Property, plant, and equipment, net of accumulated depreciation of $2,918.0 and $2,547.9, respectively	8,211.5	7,409.8
Goodwill	5,190.6	5,126.8
Intangible assets	2,532.7	2,532.3
Deferred income taxes	1,569.0	1,805.3
Other assets	1,270.5	1,061.7
Total assets	$21,683.4	$21,652.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$374.7	$806.7
Current maturities of long-term debt	4.0	1,402.0
Accounts payable	976.5	939.8
Other accrued expenses and liabilities	818.0	886.7
Total current liabilities	2,173.2	4,035.2
Long-term debt, less current maturities	10,285.1	9,289.0
Deferred income taxes and other liabilities	1,224.8	1,193.3
Total liabilities	13,683.1	14,517.5
Commitments and contingencies
CBI stockholders’ equity:
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,699,268 shares and 212,698,298 shares, respectively	2.1	2.1
Additional paid-in capital	2,166.8	2,144.6
Retained earnings	13,550.4	12,603.4
Accumulated other comprehensive income (loss)	(0.8)	(662.7)
Class A Stock in treasury, at cost, 39,314,643 shares and 34,505,141 shares, respectively	(8,007.7)	(7,205.4)
Total CBI stockholders’ equity	7,710.8	6,882.0
Noncontrolling interests	289.5	252.8
Total stockholders’ equity	8,000.3	7,134.8
Total liabilities and stockholders’ equity	$21,683.4	$21,652.3
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2025	2024	2025	2024
NET INCOME (LOSS) ATTRIBUTABLE TO CBI
Sales	$7,705.8	$8,644.2	$2,374.4	$2,644.4
Excise taxes	(487.0)	(599.7)	(151.6)	(180.6)
Net sales	7,218.8	8,044.5	2,222.8	2,463.8
Cost of product sold	(3,459.0)	(3,844.6)	(1,039.6)	(1,179.5)
Gross profit	3,759.8	4,199.9	1,183.2	1,284.3
Selling, general, and administrative expenses	(1,427.9)	(1,444.7)	(491.2)	(491.3)
Goodwill impairment	—	(2,250.0)	—	—
Asset impairment and related expenses	(52.1)	—	—	—
Operating income (loss)	2,279.8	505.2	692.0	793.0
Income (loss) from unconsolidated investments	16.5	65.8	23.5	(15.0)
Interest expense, net	(269.7)	(311.2)	(83.2)	(104.4)
Income (loss) before income taxes	2,026.6	259.8	632.3	673.6
(Provision for) benefit from income taxes	(494.5)	79.7	(110.1)	(44.5)
Net income (loss)	1,532.1	339.5	522.2	629.1
Net (income) loss attributable to noncontrolling interests	(47.2)	(45.6)	(19.4)	(13.2)
Net income (loss) attributable to CBI	$1,484.9	$293.9	$502.8	$615.9

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI
Comprehensive income (loss)	$2,221.0	$(810.4)	$617.9	$319.3
Comprehensive (income) loss attributable to noncontrolling interests	(74.2)	2.8	(23.6)	(1.1)
Comprehensive income (loss) attributable to CBI	$2,146.8	$(807.6)	$594.3	$318.2

CLASS A STOCK
Net income (loss) per common share attributable to CBI – basic	$8.43	$1.61	$2.88	$3.40
Net income (loss) per common share attributable to CBI – diluted	$8.43	$1.61	$2.88	$3.39
Weighted average common shares outstanding – basic	176.051	181.988	174.515	181.243
Weighted average common shares outstanding – diluted	176.189	182.555	174.614	181.753
Cash dividends declared per common share	$3.06	$3.03	$1.02	$1.01

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 28, 2025	$2.1	$2,144.6	$12,603.4	$(662.7)	$(7,205.4)	$252.8	$7,134.8
Comprehensive income (loss):
Net income (loss)	—	—	516.1	—	—	7.7	523.8
Other comprehensive income (loss), net of income tax effect	—	—	—	350.7	—	13.6	364.3
Comprehensive income (loss)							888.1
Repurchase of shares	—	—	—	—	(306.1)	—	(306.1)
Dividends declared	—	—	(180.6)	—	—	—	(180.6)
Noncontrolling interest distributions	—	—	—	—	—	(7.5)	(7.5)
Shares issued under equity compensation plans	—	(24.3)	—	—	17.4	—	(6.9)
Stock-based compensation	—	10.3	—	—	—	—	10.3
Balance at May 31, 2025	2.1	2,130.6	12,938.9	(312.0)	(7,494.1)	266.6	7,532.1
Comprehensive income (loss):
Net income (loss)	—	—	466.0	—	—	20.1	486.1
Other comprehensive income (loss), net of income tax effect	—	—	—	219.7	—	9.2	228.9
Comprehensive income (loss)							715.0
Repurchase of shares	—	—	—	—	(297.9)	—	(297.9)
Dividends declared	—	—	(179.4)	—	—	—	(179.4)
Noncontrolling interest distributions	—	—	—	—	—	(10.0)	(10.0)
Shares issued under equity compensation plans	—	(1.8)	—	—	6.6	—	4.8
Stock-based compensation	—	21.7	—	—	—	—	21.7
Balance at August 31, 2025	2.1	2,150.5	13,225.5	(92.3)	(7,785.4)	285.9	7,786.3
Comprehensive income (loss):
Net income (loss)	—	—	502.8	—	—	19.4	522.2
Other comprehensive income (loss), net of income tax effect	—	—	—	91.5	—	4.2	95.7
Comprehensive income (loss)							617.9
Repurchase of shares	—	—	—	—	(220.1)	—	(220.1)
Dividends declared	—	—	(177.9)	—	—	—	(177.9)
Noncontrolling interest distributions	—	—	—	—	—	(20.0)	(20.0)
Shares issued under equity compensation plans	—	—	—	—	(2.2)	—	(2.2)
Stock-based compensation	—	16.3	—	—	—	—	16.3
Balance at November 30, 2025	$2.1	$2,166.8	$13,550.4	$(0.8)	$(8,007.7)	$289.5	$8,000.3

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 29, 2024	$2.1	$2,047.3	$13,417.2	$376.8	$(6,100.3)	$321.5	$10,064.6
Comprehensive income (loss):
Net income (loss)	—	—	877.0	—	—	15.8	892.8
Other comprehensive income (loss), net of income tax effect	—	—	—	(9.0)	—	0.3	(8.7)
Comprehensive income (loss)							884.1
Repurchase of shares	—	—	—	—	(200.0)	—	(200.0)
Dividends declared	—	—	(184.7)	—	—	—	(184.7)
Noncontrolling interest distributions	—	—	—	—	—	(17.5)	(17.5)
Shares issued under equity compensation plans	—	5.7	—	—	2.4	—	8.1
Stock-based compensation	—	17.3	—	—	—	—	17.3
Balance at May 31, 2024	2.1	2,070.3	14,109.5	367.8	(6,297.9)	320.1	10,571.9
Comprehensive income (loss):
Net income (loss)	—	—	(1,199.0)	—	—	16.6	(1,182.4)
Other comprehensive income (loss), net of income tax effect	—	—	—	(794.8)	—	(36.6)	(831.4)
Comprehensive income (loss)							(2,013.8)
Repurchase of shares	—	—	—	—	(249.2)	—	(249.2)
Dividends declared	—	—	(183.3)	—	—	—	(183.3)
Noncontrolling interest distributions	—	—	—	—	—	(15.0)	(15.0)
Shares issued under equity compensation plans	—	21.2	—	—	0.4	—	21.6
Stock-based compensation	—	23.7	—	—	—	—	23.7
Balance at August 31, 2024	2.1	2,115.2	12,727.2	(427.0)	(6,546.7)	285.1	8,155.9
Comprehensive income (loss):
Net income (loss)	—	—	615.9	—	—	13.2	629.1
Other comprehensive income (loss), net of income tax effect	—	—	—	(297.7)	—	(12.1)	(309.8)
Comprehensive income (loss)							319.3
Repurchase of shares	—	—	—	—	(218.9)	—	(218.9)
Dividends declared	—	—	(183.4)	—	—	—	(183.4)
Noncontrolling interest distributions	—	—	—	—	—	(15.0)	(15.0)
Shares issued under equity compensation plans	—	5.8	—	—	13.6	—	19.4
Stock-based compensation	—	19.8	—	—	—	—	19.8
Purchase of noncontrolling interest	—	(8.1)	—	—	—	(17.3)	(25.4)
Balance at November 30, 2024	$2.1	$2,132.7	$13,159.7	$(724.7)	$(6,752.0)	$253.9	$8,071.7

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,532.1	$339.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	311.7	(184.2)
Depreciation	306.9	339.8
Stock-based compensation	48.0	60.7
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	(21.2)	(25.8)
Noncash lease expense	94.7	85.2
Asset impairment and related expenses	52.1	—
(Gain) loss on sale of business	31.9	—
Net gain in connection with Exchangeable Shares	—	(44.7)
Goodwill impairment	—	2,250.0
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	31.2	(7.7)
Inventories	0.9	(54.2)
Prepaid expenses and other current assets	(7.0)	(47.2)
Accounts payable	(7.9)	117.4
Contract liabilities	(66.6)	(11.8)
Other accrued expenses and liabilities	(132.5)	(117.4)
Other	(68.1)	(142.1)
Total adjustments	574.1	2,218.0
Net cash provided by (used in) operating activities	2,106.2	2,557.5

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(656.1)	(931.5)
Purchase of business, net of cash acquired	—	(158.7)
Investments in equity method investees and securities	(7.0)	(31.1)
Proceeds from sale of assets	42.6	34.8
Proceeds from sale of business	850.6	—
Other investing activities	—	(11.7)
Net cash provided by (used in) investing activities	230.1	(1,098.2)

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended November 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	997.7	—
Principal payments of long-term debt	(1,403.3)	(956.0)
Net proceeds from (repayments of) short-term borrowings	(432.0)	648.7
Dividends paid	(538.8)	(551.3)
Purchases of treasury stock	(824.1)	(668.1)
Proceeds from shares issued under equity compensation plans	3.1	66.2
Payments of minimum tax withholdings on stock-based payment awards	(9.4)	(13.8)
Payments of debt issuance, debt extinguishment, and other financing costs	(8.9)	(0.1)
Distributions to noncontrolling interests	(37.5)	(47.5)
Payment of contingent consideration	(1.5)	(0.7)
Purchase of noncontrolling interest	—	(16.2)
Net cash provided by (used in) financing activities	(2,254.7)	(1,538.8)

Effect of exchange rate changes on cash and cash equivalents	2.7	0.8

Net increase (decrease) in cash and cash equivalents	84.3	(78.7)
Cash and cash equivalents, beginning of period	68.1	152.4
Cash and cash equivalents, end of period	$152.4	$73.7

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to property, plant, and equipment	$152.0	$111.3
Purchase of noncontrolling interest	$—	$9.2

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOVEMBER 30, 2025
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

DIVESTITURES

2025 Wine Divestitures
On June 2, 2025, we sold and, in certain instances, exclusively licensed the trademarks of a portion of our wine and spirits business, primarily centered around our then-owned mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities. The net cash proceeds from the 2025 Wine Divestitures were used for repayment of debt (see Note 10). Prior to the completion of the 2025 Wine Divestitures, we recorded the results of operations of the divested and exclusively licensed brands in the Wine and Spirits segment. The following table summarizes the net loss recognized in connection with this transaction for the nine months ended November 30, 2025:

(in millions)
Cash received from buyer	$845.9
Net assets sold	(874.1)
Direct costs to sell	(2.8)
Loss on sale of business (1)	$(31.0)
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

Mexicali Brewery sale
In July 2024, we sold the remaining assets classified as held for sale at the canceled Mexicali Brewery.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

3. RESTRUCTURING

The 2025 Restructuring Initiative is an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business, including through enhanced organizational efficiency and optimized expenditures across our organization. The majority of the work associated with the 2025 Restructuring Initiative is expected to be completed within the year ending February 28, 2026, and is now estimated to result in $110 million to $130 million of cumulative pre-tax costs once all phases are fully implemented. This range is now estimated to be comprised of (i) employee termination costs (50%) and (ii) consulting services as well as other costs, which primarily include contract termination costs (50%).

We recognized pre-tax restructuring costs within selling, general, and administrative expenses in our consolidated results related to the 2025 Restructuring Initiative as follows:

	For the Nine Months Ended November 30, 2025	For the Three Months Ended November 30, 2025
(in millions)
Employee termination	$22.7	$22.7
Consulting services	33.5	12.0
Other	0.2	0.1
	$56.4	$34.8

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Since the inception of the 2025 Restructuring Initiative, we have incurred the following pre-tax restructuring costs:

	Cumulative Costs as of November 30, 2025	Percent of Total Costs
(in millions)
Employee termination	$69.6	66%
Consulting services	36.3	34%
Other	0.2	0%
	$106.1	100%

The activity for the restructuring costs discussed above and the related accruals are as follows:

	Employee Termination	Consulting Services	Other	Total
(in millions)
Balance at February 28, 2025	$46.9	$2.8	$—	$49.7
Restructuring costs	22.7	33.5	0.2	56.4
Cash payments	(33.9)	(19.7)	(0.1)	(53.7)
Balance at November 30, 2025 (1)	$35.7	$16.6	$0.1	$52.4
(1)The total accrual was recorded in accrued restructuring within other accrued expenses and liabilities in our consolidated balance sheets.

4. INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	November 30, 2025	February 28, 2025
(in millions)
Raw materials and supplies	$214.0	$230.2
In-process inventories	519.9	540.9
Finished case goods	645.3	666.1
	$1,379.2	$1,437.2

5. DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 6 of our consolidated financial statements included in our 2025 Annual Report and have not changed significantly for the nine months and three months ended November 30, 2025.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The aggregate notional value of outstanding derivative instruments is as follows:

	November 30, 2025	February 28, 2025
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$2,651.8	$2,843.6
Pre-issuance hedge contracts	$—	$275.0
Net investment hedge contracts	$145.5	$—
Derivative instruments not designated as hedging instruments
Foreign currency contracts	$295.8	$378.2
Commodity derivative contracts	$304.0	$322.1

Net investment hedge contracts
In April 2025, we entered into cross-currency swaps to hedge portions of our net investment in certain of our non-U.S. operations against fluctuations in foreign currency exchange rates. These cross-currency swaps are designated as net investment hedges and mature between April 2028 and April 2029. The changes in the fair value of these swaps are recognized as a component of other comprehensive income (loss) and reported in accumulated other comprehensive income (loss) in our consolidated balance sheets. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold, liquidated, or substantially liquidated. We assess the effectiveness of our cross-currency swaps using the spot method. Under this method, the periodic interest settlements are recorded directly in earnings through interest expense, net. Accordingly, we recorded interest income of $1.3 million and $0.5 million during the nine months and three months ended November 30, 2025, respectively.

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of November 30, 2025, the estimated fair value of derivative instruments in a net liability position due to counterparties was less than $0.1 million. If we were required to settle the net liability position under these derivative instruments on November 30, 2025, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 6):

Assets			Liabilities
	November 30, 2025	February 28, 2025		November 30, 2025	February 28, 2025
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$133.1	$56.2	Other accrued expenses and liabilities	$13.9	$36.9
Other assets	$116.2	$39.3	Deferred income taxes and other liabilities	$0.5	$38.6

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Assets			Liabilities
	November 30, 2025	February 28, 2025		November 30, 2025	February 28, 2025
(in millions)
Pre-issuance hedge contracts:
Prepaid expenses and other	$—	$2.2	Other accrued expenses and liabilities	$—	$—
Net investment hedge contracts:
Other assets	$—	$—	Deferred income taxes and other liabilities	$4.0	$—
Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$0.3	$1.5	Other accrued expenses and liabilities	$0.7	$0.9
Commodity derivative contracts:
Prepaid expenses and other	$14.4	$7.3	Other accrued expenses and liabilities	$4.9	$8.8
Other assets	$6.6	$2.3	Deferred income taxes and other liabilities	$2.0	$4.0

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2025
Foreign currency contracts	$244.1	Sales	$0.9
		Cost of product sold	47.2
		Selling, general, and administrative expenses	0.2
Pre-issuance hedge contracts	(5.0)	Interest expense, net	(0.3)
	$239.1		$48.0
For the Nine Months Ended November 30, 2024
Foreign currency contracts	$(209.2)	Sales	$0.6
		Cost of product sold	89.5
Pre-issuance hedge contracts	3.1	Interest expense, net	—
	$(206.1)		$90.1
For the Three Months Ended November 30, 2025
Foreign currency contracts	$41.4	Sales	$0.3
		Cost of product sold	24.2
Pre-issuance hedge contracts	(1.6)	Interest expense, net	(0.2)
	$39.8		$24.3

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Three Months Ended November 30, 2024
Foreign currency contracts	$(62.0)	Sales	$0.3
		Cost of product sold	18.9
Pre-issuance hedge contracts	3.1	Interest expense, net	—
	$(58.9)		$19.2

We expect $97.4 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Nine Months Ended November 30, 2025
Commodity derivative contracts	Cost of product sold	$7.9
Foreign currency contracts	Selling, general, and administrative expenses	6.0
Interest rate swap contracts	Interest expense, net	(0.3)
		$13.6
For the Nine Months Ended November 30, 2024
Commodity derivative contracts	Cost of product sold	$(10.5)
Foreign currency contracts	Selling, general, and administrative expenses	(31.0)
		$(41.5)
For the Three Months Ended November 30, 2025
Commodity derivative contracts	Cost of product sold	$12.6
Foreign currency contracts	Selling, general, and administrative expenses	(1.3)
Interest rate swap contracts	Interest expense, net	(0.1)
		$11.2
For the Three Months Ended November 30, 2024
Commodity derivative contracts	Cost of product sold	$(0.8)
Foreign currency contracts	Selling, general, and administrative expenses	(4.3)
		$(5.1)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Authoritative guidance establishes a framework for measuring fair value, including a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy includes three levels:

•Level 1 inputs are quoted prices in active markets for identical assets or liabilities;

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

Long-term debt
The fair value of our fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement). As of November 30, 2025, the carrying amount of long-term debt, including the current portion, was $10,289.1 million, compared with an estimated fair value of $9,775.0 million. As of February 28, 2025, the carrying amount of long-term debt, including the current portion, was $10,691.0 million, compared with an estimated fair value of $9,999.0 million.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of November 30, 2025, and February 28, 2025, due to the relatively short maturity of these instruments.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
November 30, 2025
Assets:
Foreign currency contracts	$—	$249.6	$—	$249.6
Commodity derivative contracts	$—	$21.0	$—	$21.0

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
Liabilities:
Foreign currency contracts	$—	$15.1	$—	$15.1
Commodity derivative contracts	$—	$6.9	$—	$6.9
Net investment hedge contracts	$—	$4.0	$—	$4.0
February 28, 2025
Assets:
Foreign currency contracts	$—	$97.0	$—	$97.0
Commodity derivative contracts	$—	$9.6	$—	$9.6
Pre-issuance hedge contracts	$—	$2.2	$—	$2.2
Liabilities:
Foreign currency contracts	$—	$76.4	$—	$76.4
Commodity derivative contracts	$—	$12.8	$—	$12.8

Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the period presented:

		Fair Value Measurements Using
	Balance Sheet Classification	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Nine Months Ended November 30, 2025
Assets held for sale and related net assets	Assets held for sale	$—	$—	$—	$52.1
Equity method investments	Other assets	—	—	—	1.5
Total		$—	$—	$—	$53.6
For the Nine Months Ended November 30, 2024
Goodwill	Goodwill	$—	$—	$491.3	$2,250.0
Equity method investments	Other assets	—	—	—	2.4
Total		$—	$—	$491.3	$2,252.4

Assets held for sale and related net assets
For the three months ended May 31, 2025, largely in connection with the 2025 Wine Divestitures, then-existing assets held for sale and related net assets were adjusted to their current estimated fair value of $897.7 million, less costs to sell, resulting in a $52.1 million net loss. This net loss was included in asset impairment and related expenses within our consolidated results for the nine months ended November 30, 2025. Our estimated fair value of the then-existing assets held for sale was largely based on the expected proceeds from the 2025 Wine Divestitures as of May 31, 2025.

Goodwill
As of August 31, 2024, in connection with negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our then-owned mainstream

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
and premium wine brands, management updated its Fiscal 2025 outlook for this reporting unit. The updated forecast indicated it was more likely than not the fair value of the Wine and Spirits reporting unit might be below its carrying value. Accordingly, we performed an interim quantitative assessment for goodwill impairment. This assessment indicated that the carrying value of the Wine and Spirits reporting unit exceeded its estimated fair value, resulting in a $2,250.0 million goodwill impairment. This loss from impairment was included in goodwill impairment within our consolidated results for the nine months ended November 30, 2024. See Notes 7 and 11 for further discussion.

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

Additionally, as of February 28, 2025, we wrote-off the remaining goodwill balance for the Wine and Spirits reporting unit.

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

7. GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance at February 29, 2024	$5,238.2	$2,742.1	$7,980.3
Purchase accounting allocations (1)	—	71.2	71.2
Foreign currency translation adjustments	(111.4)	0.6	(110.8)
Goodwill impairment (2)	—	(2,740.7)	(2,740.7)
SVEDKA Divestiture (3)	—	(73.2)	(73.2)
Balance at February 28, 2025	5,126.8	—	5,126.8
Foreign currency translation adjustments	63.8	—	63.8
Balance at November 30, 2025	$5,190.6	$—	$5,190.6
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

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
8. INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	November 30, 2025		February 28, 2025
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.3	$13.9	$85.3	$14.9
Other	20.8	0.3	20.7	0.3
Total	$106.1	14.2	$106.0	15.2
Nonamortizable intangible assets
Trademarks		2,518.5		2,517.1
Total intangible assets		$2,532.7		$2,532.3

We did not incur costs to renew or extend the term of acquired intangible assets for the nine months and three months ended November 30, 2025, and November 30, 2024. Net carrying amount represents the gross carrying value net of accumulated amortization.

9. OTHER ASSETS

The major components of other assets are as follows:

	November 30, 2025	February 28, 2025
(in millions)
Operating lease right-of-use asset	$578.7	$545.7
Income taxes receivable	177.8	135.5
Equity method investments	147.4	124.5
Derivative assets	122.8	41.6
Other investments in debt and equity securities	61.7	60.3
Exchangeable Shares	21.2	21.2
Other	160.9	132.9
	$1,270.5	$1,061.7

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

Exchangeable Shares
We own 26.3 million Exchangeable Shares. As of November 30, 2024, we evaluated our Exchangeable Shares for impairment primarily due to the business and industry factors that led to the decline in Canopy’s common share price

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
since the April 2024 conversion of our Canopy common shares and exchange of a portion of the principal amount of a promissory note issued to us by Canopy. We concluded that an impairment did exist, and accordingly, our Exchangeable Shares with a $97.3 million carrying value were written down to $58.7 million, their estimated fair value, resulting in a $38.6 million impairment. Additionally, as of February 28, 2025, we again evaluated our Exchangeable Shares for impairment primarily due to the continued decline in Canopy’s common share price. We concluded that an impairment did exist, and accordingly, our Exchangeable Shares were written down to their estimated fair value of $21.2 million. The estimated fair values were determined using the same valuation model as of the date of conversion and exchange as noted below.

Following the April 2024 conversion and exchange, we recognized a net gain of $83.3 million based on the fair value of our Exchangeable Shares. The fair value of our Exchangeable Shares on the date of the conversion and exchange was estimated using a valuation model based primarily on the following inputs: (i) Canopy’s common share price, (ii) the expected volatility of Canopy’s common shares, and (iii) the probability and timing of U.S. federal legalization of recreational cannabis. As Exchangeable Shares are an equity security without a readily determinable fair value, we elected to account for our Exchangeable Shares under the measurement alternative method.

See Note 15 for the net gain (loss) recognized in income (loss) from unconsolidated investments in connection with our Exchangeable Shares for the nine months and three months ended November 30, 2024. Future impairments, if any, will also be reported in income (loss) from unconsolidated investments within our consolidated results.

10. BORROWINGS

Borrowings consist of the following:

	November 30, 2025			February 28, 2025
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$374.7			$806.7
	$374.7			$806.7
Long-term debt
Senior notes	$—	$10,282.9	$10,282.9	$10,682.3
Other	4.0	2.2	6.2	8.7
	$4.0	$10,285.1	$10,289.1	$10,691.0

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

2025 Term Credit Agreement
In May 2025, the Company, the Administrative Agent, and certain other lenders entered into the 2025 Term Credit Agreement. The 2025 Term Credit Agreement provided for a six-month delayed draw $500.0 million term loan facility. Effective October 21, 2025, we terminated all commitments under the 2025 Term Credit Agreement.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Information with respect to borrowings under our bank facilities is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity
(in millions)
November 30, 2025
Revolving credit facility (1) (2) (3)	$—	—%	—%	$11.3	$1,863.7
February 28, 2025
Revolving credit facility (2) (3) (4)	$—	—%	—%	$11.3	$1,430.7
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2025 Credit Agreement, and outstanding borrowings under our commercial paper program of $375.0 million (excluding unamortized discount) (see “Commercial paper program” below).
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

We and our subsidiaries are subject to covenants that are contained in the 2025 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio.

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

	November 30, 2025	February 28, 2025
(in millions)
Outstanding borrowings (1)	$374.7	$806.7
Weighted average annual interest rate	4.2%	4.7%
Weighted average remaining term	7 days	13 days
(1)Outstanding commercial paper borrowings are net of unamortized discount.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Senior notes
During Fiscal 2026, we issued the 4.95% October 2025 Senior Notes and the 4.80% May 2025 Senior Notes. Each is a senior unsecured obligation which rank equally in right of payment to all of our existing and future senior unsecured indebtedness. The key terms of each are summarized as follows:

			Date of		Redemption (1)
	Principal	Proceeds (2)	Maturity	Interest Payments	Stated Redemption Date	Stated Basis Points
(in millions, except basis points)
4.95% October 2025 Senior Notes	$500.0	$495.0	Nov 2035	May/Nov	Aug 2035	15
4.80% May 2025 Senior Notes	$500.0	$496.0	May 2030	May/Nov	Apr 2030	20
(1)Redeemable, in whole or in part, at our option at any time prior to the stated redemption date at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the applicable treasury rate plus the stated basis points. On or after the stated redemption date, the notes are redeemable, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest.
(2)Net of discount and debt issuance costs.

On November 17, 2025, we repaid $500.0 million aggregate principal amount of 4.40% October 2018 Senior Notes upon maturity, together with accrued and unpaid interest, using proceeds from the 4.95% October 2025 Senior Notes and cash on hand. On July 2, 2025, we redeemed $400.0 million aggregate principal amount of 4.75% December 2015 Senior Notes prior to maturity using proceeds from the 2025 Wine Divestitures and cash on hand. On June 12, 2025, we redeemed $500.0 million aggregate principal amount of 5.00% February 2023 Senior Notes prior to maturity using proceeds from the 2025 Wine Divestitures. The 4.75% December 2015 Senior Notes and the 5.00% February 2023 Senior Notes were redeemed at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest.

Debt payments
As of November 30, 2025, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $46.4 million and $20.7 million, respectively) for the remaining three months of Fiscal 2026 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2026	$1.2
Fiscal 2027	603.5
Fiscal 2028	1,801.4
Fiscal 2029	900.0
Fiscal 2030	800.1
Fiscal 2031	1,100.0
Thereafter	5,150.0
$10,356.2

11. INCOME TAXES

Overview
Our effective tax rate for the nine months ended November 30, 2025, was 24.4% of tax expense compared with 30.7% of tax benefit for the nine months ended November 30, 2024. Our effective tax rate for the three months ended November 30, 2025, and November 30, 2024, was 17.4% and 6.6%, respectively.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
For the nine months ended November 30, 2025, our effective tax rate was higher than the federal statutory rate of 21% largely due to changes in valuation allowances related to net operating losses and tax legislation updates, partially offset by (i) the benefit of lower effective tax rates applicable to our foreign businesses and (ii) a net income tax benefit recognized as a result of the resolution of various tax examinations and assessments related to prior periods.

For the three months ended November 30, 2025, our effective tax rate was lower than the federal statutory rate of 21% largely due to (i) a net income tax benefit recognized as a result of the resolution of various tax examinations and assessments related to prior periods and (ii) the benefit of lower effective tax rates applicable to our foreign businesses, partially offset by changes in valuation allowances related to net operating losses and tax legislation updates.

For the nine months ended November 30, 2024, our effective tax rate did not approximate the federal statutory rate of 21% largely due to (i) the benefit of lower effective tax rates applicable for foreign businesses, (ii) a net income tax benefit recognized as a result of the resolution of various tax examinations and assessments related to prior periods, and (iii) a net income tax benefit following the reversal of valuation allowances for capital loss carryforwards in connection with the SVEDKA Divestiture, partially offset by a net income tax impact resulting from the non-deductible portion of the Wine and Spirits goodwill impairment.

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

We have performed an evaluation of the impact of the OB3 Act on our consolidated financial statements, including the effects on our annual effective tax rate, deferred tax assets and liabilities, and cash flows. Based on this analysis and activities performed in response to the legislation, there will be a negative impact on our effective tax rate for Fiscal 2026, primarily driven by the changes to the limitation on the deductibility of interest expense.

Additionally, for the nine months and three months ended November 30, 2025, we recognized a valuation allowance against our deferred tax asset related to prior year interest expense limitations. We will continue to assess the implications of the OB3 Act, and our income tax provision may continue to be impacted as additional clarifications or interpretive guidance related to the OB3 Act is released.

Pillar Two
The OECD introduced a framework under Pillar Two which includes a 15% global minimum tax rate. Many jurisdictions in which we do business have started to enact laws implementing Pillar Two. We are monitoring these developments and currently do not believe these rules will have a material impact on our financial condition and/or consolidated results.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
12. STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Class A Stock	Class 1 Stock	Class A Stock in Treasury
Balance at February 28, 2025	212,698,298	27,037	34,505,141
Share repurchases	—	—	1,634,718
Exercise of stock options	—	130	(38,775)
Vesting of restricted stock units (1)	—	—	(98,959)
Balance at May 31, 2025	212,698,298	27,167	36,002,125
Share repurchases	—	—	1,740,884
Exercise of stock options	—	—	(18,337)
Employee stock purchases	—	—	(34,341)
Vesting of restricted stock units (1)	—	—	(5,369)
Balance at August 31, 2025	212,698,298	27,167	37,684,962
Share repurchases	—	—	1,629,681
Conversion of shares	970	(970)	—
Balance at November 30, 2025	212,699,268	26,197	39,314,643

Balance at February 29, 2024	212,698,298	23,661	29,809,881
Share repurchases	—	—	775,334
Exercise of stock options	—	1,880	(149,324)
Vesting of restricted stock units (1)	—	—	(85,650)
Vesting of performance share units (1)	—	—	(8,757)
Balance at May 31, 2024	212,698,298	25,541	30,341,484
Share repurchases	—	—	1,002,947
Exercise of stock options	—	—	(103,561)
Employee stock purchases	—	—	(28,472)
Vesting of restricted stock units (1)	—	—	(5,204)
Balance at August 31, 2024	212,698,298	25,541	31,207,194
Share repurchases	—	—	914,167
Exercise of stock options	—	236	(126,416)
Balance at November 30, 2024	212,698,298	25,777	31,994,945
(1)Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Three Months Ended November 30,	For the Nine Months Ended November 30,
2025
Restricted Stock Units	50,720	146	—	50,866
2024
Restricted Stock Units	48,501	147	—	48,648
Performance Share Units	5,728	—	—	5,728

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Stock repurchases
In April 2025, our Board of Directors authorized the repurchase of up to $4.0 billion of our publicly traded common stock under the 2025 Authorization, which expires in February 2028. Shares repurchased under this authorization become treasury shares. For the nine months ended November 30, 2025, we repurchased 5,005,283 shares of Class A Stock pursuant to the 2025 Authorization through open market transactions at an aggregate cost of $824.1 million. As of November 30, 2025, $3,175.9 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

Purchase of noncontrolling interest
In October 2024, we purchased the remaining 25% noncontrolling interest in Nelson’s Green Brier, a portfolio of Tennessee-based bourbon and whiskey products.

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

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2025	2024	2025	2024
(in millions, except per share data)
Net income (loss) attributable to CBI	$1,484.9	$293.9	$502.8	$615.9

Weighted average common shares outstanding – basic	176.051	181.988	174.515	181.243
Stock-based awards, primarily stock options	0.138	0.567	0.099	0.510
Weighted average common shares outstanding – diluted	176.189	182.555	174.614	181.753

Net income (loss) per common share attributable to CBI – basic	$8.43	$1.61	$2.88	$3.40
Net income (loss) per common share attributable to CBI – diluted	$8.43	$1.61	$2.88	$3.39

The following stock-based awards were excluded from the computation of diluted net income (loss) per common share for Class A Stock, as the effect of including these would have been anti-dilutive:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2025	2024	2025	2024
(in millions, except exercise price)
Stock-based awards, primarily stock options	1.673	0.730	2.269	0.740
Weighted average exercise price, stock options	$235.73	$252.19	$214.90	$252.17

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Nine Months Ended November 30, 2025
Net income (loss) attributable to CBI			$1,484.9
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$484.0	$—	484.0
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	484.0	—	484.0
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	258.0	(30.8)	227.2
Amounts reclassified	(51.2)	6.0	(45.2)
Net gain (loss) recognized in other comprehensive income (loss)	206.8	(24.8)	182.0
Unrealized gain (loss) on net investment hedges:
Net investment hedge gain (loss)	(4.0)	1.0	(3.0)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(4.0)	1.0	(3.0)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.1)	—	(0.1)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.1)	—	(0.1)
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	(1.3)	0.3	(1.0)
Net gain (loss) recognized in other comprehensive income (loss)	(1.3)	0.3	(1.0)
Other comprehensive income (loss) attributable to CBI	$685.4	$(23.5)	661.9
Comprehensive income (loss) attributable to CBI			$2,146.8
For the Nine Months Ended November 30, 2024
Net income (loss) attributable to CBI			$293.9
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(809.7)	$—	(809.7)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(809.7)	—	(809.7)
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	(221.3)	25.9	(195.4)
Amounts reclassified	(97.8)	11.5	(86.3)
Net gain (loss) recognized in other comprehensive income (loss)	(319.1)	37.4	(281.7)

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.7	(0.2)	0.5
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.7	(0.2)	0.5
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	(10.8)	0.2	(10.6)
Net gain (loss) recognized in other comprehensive income (loss)	(10.8)	0.2	(10.6)
Other comprehensive income (loss) attributable to CBI	$(1,138.9)	$37.4	(1,101.5)
Comprehensive income (loss) attributable to CBI			$(807.6)
For the Three Months Ended November 30, 2025
Net income (loss) attributable to CBI			$502.8
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$75.7	$—	75.7
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	75.7	—	75.7
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	42.0	(4.5)	37.5
Amounts reclassified	(26.2)	3.2	(23.0)
Net gain (loss) recognized in other comprehensive income (loss)	15.8	(1.3)	14.5
Unrealized gain (loss) on net investment hedges:
Net investment hedge gain (loss)	1.6	(0.4)	1.2
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	1.6	(0.4)	1.2
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	0.2	(0.1)	0.1
Net gain (loss) recognized in other comprehensive income (loss)	0.2	(0.1)	0.1
Other comprehensive income (loss) attributable to CBI	$93.3	$(1.8)	91.5
Comprehensive income (loss) attributable to CBI			$594.3
For the Three Months Ended November 30, 2024
Net income (loss) attributable to CBI			$615.9
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(222.7)	$—	(222.7)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(222.7)	—	(222.7)
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	(63.8)	7.6	(56.2)
Amounts reclassified	(20.9)	2.4	(18.5)
Net gain (loss) recognized in other comprehensive income (loss)	(84.7)	10.0	(74.7)

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.2	—	0.2
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.2	—	0.2
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	(0.8)	0.3	(0.5)
Net gain (loss) recognized in other comprehensive income (loss)	(0.8)	0.3	(0.5)
Other comprehensive income (loss) attributable to CBI	$(308.0)	$10.3	(297.7)
Comprehensive income (loss) attributable to CBI			$318.2

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance at February 28, 2025	$(683.8)	$21.8	$(0.4)	$(0.3)	$(662.7)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	484.0	224.2	(0.1)	—	708.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(45.2)	—	(1.0)	(46.2)
Other comprehensive income (loss)	484.0	179.0	(0.1)	(1.0)	661.9
Balance at November 30, 2025	$(199.8)	$200.8	$(0.5)	$(1.3)	$(0.8)

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

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
operating performance is evaluated by senior management, and the structure of our internal financial reporting. Long-lived tangible assets and total asset information by segment is not provided to, or reviewed by, our CODM as it is not used to make strategic decisions, allocate resources, or assess performance. Our CODM utilizes segment comparable operating income (loss) performance in deciding how to deploy capital in line with disciplined and balanced priorities. These priorities largely include investing in our people and our brands, making capital investments and strategic acquisitions, providing a cash dividend program, and from time-to-time, repurchasing shares of our common stock. Our CODM also monitors budgeted versus actual results in assessing segment operating performance and understanding underlying business trends.

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

The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2025 Annual Report. Segment information is as follows:

	Beer	Wine and Spirits	Corporate Operations and Other	Consolidated
(in millions)
For the Nine Months Ended November 30, 2025
Net sales	$6,589.2	$629.6	$—	$7,218.8
Cost of product sold (1)	(3,099.0)	(372.6)	—
Marketing	(592.8)	(74.8)	—
% Net sales	9.0%	11.9%
General and administrative expenses (1)	(308.9)	(174.3)	(161.4)
Comparable operating income (loss) (1)	2,588.5	7.9	(161.4)	2,435.0
Operating margin	39.3%	1.3%
Comparable adjustments (2)				(155.2)
Operating income (loss)				2,279.8
Income (loss) from unconsolidated investments (3)				16.5
Interest expense, net (4)				(269.7)
Income (loss) before income taxes				$2,026.6

Capital expenditures	$582.0	$70.4	$3.7	$656.1
Depreciation and amortization	$238.1	$51.1	$18.7	$307.9
% Net sales	3.6%	8.1%
For the Nine Months Ended November 30, 2024
Net sales	$6,835.4	$1,209.1	$—	$8,044.5
Cost of product sold (1)	(3,179.2)	(671.1)	—
Marketing	(588.1)	(124.9)	—
% Net sales	8.6%	10.3%
General and administrative expenses (1)	(297.5)	(187.7)	(180.0)
Comparable operating income (loss) (1)	2,770.6	225.4	(180.0)	2,816.0
Operating margin	40.5%	18.6%
Comparable adjustments (2)				(2,310.8)
Operating income (loss)				505.2

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 26

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Beer	Wine and Spirits	Corporate Operations and Other	Consolidated
(in millions)
Income (loss) from unconsolidated investments (3)				65.8
Interest expense, net (4)				(311.2)
Income (loss) before income taxes				$259.8

Capital expenditures	$758.3	$128.6	$44.6	$931.5
Depreciation and amortization	$262.3	$63.3	$15.2	$340.8
% Net sales	3.8%	5.2%
For the Three Months Ended November 30, 2025
Net sales	$2,009.7	$213.1	$—	$2,222.8
Cost of product sold (1)	(946.5)	(107.0)	—
Marketing	(201.6)	(19.9)	—
% Net sales	10.0%	9.3%
General and administrative expenses (1)	(98.1)	(52.5)	(58.3)
Comparable operating income (loss) (1)	763.5	33.7	(58.3)	738.9
Operating margin	38.0%	15.8%
Comparable adjustments (2)				(46.9)
Operating income (loss)				692.0
Income (loss) from unconsolidated investments (3)				23.5
Interest expense, net (4)				(83.2)
Income (loss) before income taxes				$632.3

Capital expenditures	$211.8	$32.9	$1.3	$246.0
Depreciation and amortization	$78.7	$14.6	$6.0	$99.3
% Net sales	3.9%	6.9%
For the Three Months Ended November 30, 2024
Net sales	$2,032.4	$431.4	$—	$2,463.8
Cost of product sold (1)	(955.7)	(226.1)	—
Marketing	(204.3)	(48.0)	—
% Net sales	10.1%	11.1%
General and administrative expenses (1)	(102.5)	(62.1)	(62.9)
Comparable operating income (loss) (1)	769.9	95.2	(62.9)	802.2
Operating margin	37.9%	22.1%
Comparable adjustments (2)				(9.2)
Operating income (loss)				793.0
Income (loss) from unconsolidated investments (3)				(15.0)
Interest expense, net (4)				(104.4)
Income (loss) before income taxes				$673.6

Capital expenditures	$186.7	$38.0	$3.7	$228.4
Depreciation and amortization	$93.4	$20.5	$5.4	$119.3
% Net sales	4.6%	4.8%
(1)Amounts are determined and presented on a non-GAAP basis and are intended to reflect our core operations.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 27

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
(2)Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2025	2024	2025	2024
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$9.3	$23.8	$2.6	$8.3
Net gain (loss) on undesignated commodity derivative contracts	7.9	(10.5)	12.6	(0.8)
Flow through of inventory step-up	(3.8)	(7.6)	(2.1)	(5.2)
Strategic business development costs	(0.8)	—	0.8	—
Comparable Adjustments, Cost of product sold	12.6	5.7	13.9	2.3
Selling, general, and administrative expenses
2025 Restructuring Initiative	(56.4)	—	(34.8)	—
Gain (loss) on sale of business	(31.9)	—	(15.6)	—
Transition services agreements activity	(23.6)	(15.9)	(8.1)	(8.3)
Strategic business reconfiguration costs	(6.2)	(29.9)	(1.0)	(3.6)
Other gains (losses) (i)	2.4	(20.7)	(1.3)	0.4
Comparable Adjustments, selling, general, and administrative expenses	(115.7)	(66.5)	(60.8)	(11.5)
Goodwill impairment	—	(2,250.0)	—	—
Asset impairment and related expenses	(52.1)	—	—	—
Comparable Adjustments, Operating income (loss)	$(155.2)	$(2,310.8)	$(46.9)	$(9.2)
(i)Primarily includes the following:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2025	2024	2025	2024
(in millions)
Gain (loss) on sale of assets	$3.0	$—	$(1.1)	$—
Net loss on foreign currency as a result of the resolution of various tax examinations and assessments	$—	$(20.7)	$—	$—
(3)Income (loss) from unconsolidated investments consists of:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2025	2024	2025	2024
(in millions)
Equity in earnings (losses) from equity method investees and related activities	$23.0	$26.0	$23.5	$23.9
Unrealized net gain (loss) on securities measured at fair value	(5.0)	(2.5)	—	—
Impairment of equity method investments	(1.5)	(2.4)	—	(0.3)
Net gain (loss) in connection with Exchangeable Shares	—	44.7	—	(38.6)
	$16.5	$65.8	$23.5	$(15.0)

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 28

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
(4)Interest expense, net consists of:

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2025	2024	2025	2024
(in millions)
Interest expense	$(276.2)	$(318.3)	$(86.6)	$(107.7)
Interest income	7.9	7.1	3.8	3.3
Loss on extinguishment of debt	(1.4)	—	(0.4)	—
	$(269.7)	$(311.2)	$(83.2)	$(104.4)

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

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents
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

Results of operations
This section provides an analysis of our results of operations presented on a business segment basis for the three months ended November 30, 2025, and November 30, 2024, and nine months ended November 30, 2025, and November 30, 2024. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

Liquidity and capital resources
This section provides an analysis of our cash flows, outstanding debt, and liquidity position. Included in the analysis of outstanding debt is a discussion of the financial capacity available to fund our on-going operations and future commitments, as well as a discussion of other financing arrangements.

OVERVIEW

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Modelo Especial, Corona Extra, Pacifico, Robert Mondavi Winery, Kim Crawford, The Prisoner Wine Company, High West, Casa Noble, and Mi CAMPO. In the U.S., we are one of the top dollar share gainers among beverage alcohol suppliers. We are also the second-largest beer company and have the #1 beer brand, Modelo Especial, in dollar sales in the U.S. We continued to strengthen our leadership position in the U.S. beer market as the #1 dollar share gainer in the overall U.S. beer market

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents
and the #2 dollar share gainer in the high-end. Within wine and spirits, we have implemented a multi-year strategy that repositioned this business to a portfolio of exclusively higher-end brands that we believe will generate higher growth and higher margins, aligned to our focus on consumer-led premiumization trends, and we continue to progressively expand our supply channels through DTC and international markets. The strength of our brands makes us a supplier of choice to many of our consumers and our customers, which include wholesale distributors, retailers, and on-premise locations. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

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

Goodwill impairment
As of August 31, 2024, in connection with negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our then-owned mainstream and premium wine brands, management updated its Fiscal 2025 outlook for this reporting unit. Based on the aforementioned factors, we performed an interim quantitative assessment for goodwill impairment which indicated that the carrying value of the Wine and Spirits reporting unit exceeded its estimated fair value, resulting in a $2,250.0 million goodwill impairment. This loss from impairment was included in goodwill impairment within our consolidated results for Nine Months 2025. See Notes 6, 7, and 11 for further discussion.

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

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents
which we anticipate will continue to drive stronger growth rates relative to the industry. To continue capitalizing on consumer-led premiumization trends, become more competitive, and aim to grow our business, we have employed a strategy dedicated to organic growth and supplemented by targeted investments and acquisitions. Our ongoing digital acceleration initiatives are aimed at driving results by enhancing our technology capabilities in key areas. In Fiscal 2026, we continue to focus on end-to-end digital supply chain planning, logistics, procurement, revenue growth management, and consumer insights and analytics. Additionally, we believe our continued focus on maintaining a strong balance sheet provides a solid financial foundation to support our broader strategic initiatives.

Our business strategy for the Beer segment focuses on upholding our leadership position in the U.S. beer market, including as a leader in the high-end segment, and continuing to seek to grow our high-end imported beer brands through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. During the remainder of Fiscal 2026, we intend to continue to increase distribution for key brands, optimize growth through differentiated brand positioning, price pack architecture, and market prioritization as well as invest in the next phase of modular capacity additions necessary to support our anticipated future growth expectations. Expansion, optimization, and/or construction activities continue under our Mexico Beer Projects. Additionally, we continue to focus on consumer-led innovation by creating new line extensions behind celebrated, trusted brands and package formats, as well as new to world brands, that are intended to meet emerging needs.

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

Recent developments in international trade relations, including significant changes in U.S. trade policy, actions which include threatened, new, and increased tariffs on other countries and retaliatory tariffs and actions imposed on certain U.S. goods, and ongoing litigation have produced heightened uncertainty with respect to trade and tariff policies and regulations affecting trade between the U.S. and other countries, which could continue to alter the global trade environment. For example, the U.S. government has imposed tariffs on product imports, including on raw and packaging materials, from certain countries (such as Mexico, the European Union including Italy, and New Zealand)

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents
and certain other countries have implemented tariffs on U.S. goods, such as the tariffs on certain product imports originating from the U.S. imposed by the Canadian government, although some of these tariffs were subsequently modified, delayed, or suspended.

We expect some or all of these market conditions and their impacts to continue during the remainder of Fiscal 2026 which could have a material impact on our results of operations and financial condition. We intend to continue to monitor the evolving consumer demand and socioeconomic environments and their impacts on our business. In addition, we have implemented the 2025 Restructuring Initiative, which is an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business, including through enhanced organizational efficiency and optimized expenditures across our organization. We also intend to continue our commodity and foreign exchange hedging programs. However, there can be no assurance that we will be able to adequately respond to softer consumer demand trends or fully mitigate rising costs, including as a result of new or increased tariffs, through increased selling prices, cost, productivity, efficiency, and inventory management initiatives, optimized marketing plans, and/or our commodity and foreign exchange hedging programs. Furthermore, to the extent severe weather events that impact our business, such as wildfires, droughts, floods, extreme heat, and/or late frosts, or other weather conditions that constrain purchasing occasions for our consumers, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

2025 Restructuring Initiative
We have implemented the 2025 Restructuring Initiative which is expected to yield over $200 million in net annualized cost savings by Fiscal 2028. The majority of the work associated with the 2025 Restructuring Initiative is expected to be completed within Fiscal 2026 and is now estimated to result in $110 million to $130 million of cumulative pre-tax costs once all phases are fully implemented. In connection with the 2025 Restructuring Initiative, we recognized $56.4 million of pre-tax restructuring costs in Nine Months 2026 and $106.1 million of cumulative pre-tax costs since the inception of this initiative. These costs were included in selling, general, and administrative costs within our consolidated results. For additional information on the 2025 Restructuring Initiative, refer to Note 3.

Divestitures, Acquisitions, and Investments

Beer segment
Mexicali Brewery sale
In July 2024, we sold the remaining assets classified as held for sale at the canceled Mexicali Brewery.

Wine and Spirits segment
2025 Wine Divestitures
On June 2, 2025, we sold and, in certain instances, exclusively licensed the trademarks of a portion of our wine and spirits business, primarily centered around our then-owned mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities for $845.9 million, subject to certain post-closing adjustments. The net cash proceeds from the 2025 Wine Divestitures were used for the repayment of debt.

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

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
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

Exchangeable Shares
We own 26.3 million Exchangeable Shares. As of November 30, 2024, we evaluated our Exchangeable Shares for impairment primarily due to the business and industry factors that led to the decline in Canopy’s common share price since the April 2024 conversion of our Canopy common shares and exchange of a portion of the principal amount of a promissory note issued to us by Canopy. We concluded that an impairment did exist, and accordingly, our Exchangeable Shares with a $97.3 million carrying value were written down to $58.7 million, their estimated fair value, resulting in a $38.6 million impairment. Additionally, as of February 28, 2025, we again evaluated our Exchangeable Shares for impairment primarily due to the continued decline in Canopy’s common share price. We concluded that an impairment did exist, and accordingly, our Exchangeable Shares were written down to their estimated fair value of $21.2 million.

Following the April 2024 conversion and exchange, we recognized an $83.3 million net gain based on the fair value of our Exchangeable Shares.

The net gain (loss) of $(38.6) million and $44.7 million in connection with our Exchangeable Shares is included in income (loss) from unconsolidated investments within our consolidated results for Third Quarter 2025 and Nine Months 2025, respectively.

For additional information on these divestitures, acquisitions, and investments refer to Notes 2, 9, and 10.

RESULTS OF OPERATIONS

Financial Highlights
References to organic throughout the following discussion exclude the impacts of the 2025 Wine Divestitures and the SVEDKA Divestiture, collectively referred to as the “Wine and Spirits Divestitures,” where appropriate.

Third Quarter 2026 compared to Third Quarter 2025

Net sales decreased 10% largely due to the loss of net sales as a result of the Wine and Spirits Divestitures.

Operating income decreased 13% largely due to (i) the loss of net sales as a result of the Wine and Spirits Divestitures, (ii) the declines in Beer and organic Wine and Spirits segments net sales, and (iii) increased restructuring costs, partially offset by (i) a successful execution of efficiency and cost optimization initiatives within the Beer segment and (ii) reduced marketing spend within the Wine and Spirits segment.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
Net income attributable to CBI and diluted net income per common share attributable to CBI decreased 18% and 15%, respectively, largely due to the items discussed above and a higher provision for income taxes, partially offset by a Third Quarter 2025 impairment of our Exchangeable Shares.

Nine Months 2026 compared to Nine Months 2025

Net sales decreased 10% due to (i) the loss of net sales as a result of the Wine and Spirits Divestitures, (ii) a decrease in Beer net sales driven primarily by a shipment volume decline, partially offset by a favorable impact from pricing, and (iii) a decline in organic Wine and Spirits net sales led by a shipment volume decline.

Operating income increased largely due to (i) the Nine Months 2025 Wine and Spirits goodwill impairment, (ii) a successful execution of efficiency and cost optimization initiatives within the Beer segment, and (iii) reduced marketing spend within the Wine and Spirits segment, partially offset by (i) the loss of net sales as a result of the Wine and Spirits Divestitures, (ii) the declines in Beer and organic Wine and Spirits segments net sales, (iii) increased restructuring costs, and (iv) losses associated with asset impairment and related expenses.

Net income attributable to CBI and diluted net income per common share attributable to CBI both increased largely due to the items discussed above, partially offset by (i) a Nine Months 2026 provision for income taxes as compared to a benefit from income taxes for Nine Months 2025 and (ii) a Nine Months 2025 net gain in connection with Exchangeable Shares.

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

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Third Quarter 2026	Third Quarter 2025	Nine Months 2026	Nine Months 2025
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$12.6	$(0.8)	$7.9	$(10.5)
Settlements of undesignated commodity derivative contracts	2.6	8.3	9.3	23.8
Strategic business reconfiguration costs	0.8	—	(0.8)	—
Flow through of inventory step-up	(2.1)	(5.2)	(3.8)	(7.6)
Comparable Adjustments, Cost of product sold	13.9	2.3	12.6	5.7
Selling, general, and administrative expenses
2025 Restructuring Initiative	(34.8)	—	(56.4)	—
Gain (loss) on sale of business	(15.6)	—	(31.9)	—
Transition services agreements activity	(8.1)	(8.3)	(23.6)	(15.9)
Strategic business reconfiguration costs	(1.0)	(3.6)	(6.2)	(29.9)
Other gains (losses)	(1.3)	0.4	2.4	(20.7)
Comparable Adjustments, Selling, general, and administrative expenses	(60.8)	(11.5)	(115.7)	(66.5)
Goodwill impairment	—	—	—	(2,250.0)

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents

	Third Quarter 2026	Third Quarter 2025	Nine Months 2026	Nine Months 2025
(in millions)
Asset impairment and related expenses	—	—	(52.1)	—
Comparable Adjustments, Operating income (loss)	$(46.9)	$(9.2)	$(155.2)	$(2,310.8)

Comparable Adjustments, Income (loss) from unconsolidated investments	$—	$(38.9)	$(10.1)	$39.9

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

Strategic business reconfiguration costs
We recognized costs primarily in connection with losses on write-downs of excess inventory resulting from our initiatives to streamline, increase efficiencies, and reduce our cost structure primarily within our Wine and Spirits segment (Third Quarter 2026, Nine Months 2026).

Flow through of inventory step-up
In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventories on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired business prior to acquisition.

Selling, general, and administrative expenses
2025 Restructuring Initiative
We recognized costs in connection with an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business (Third Quarter 2026, Nine Months 2026).

Gain (loss) on sale of business
We recognized a net loss from the sales of businesses largely in connection with the 2025 Wine Divestitures (Third Quarter 2026, Nine Months 2026).

Transition services agreements activity
We recognized costs in connection with transition services agreements related to the previous sales of portions of our wine and spirits business.

Strategic business reconfiguration costs
We recognized costs in connection with certain activities which are intended to streamline, increase efficiencies, and reduce our cost structure.

Other gains (losses)
We recognized other gains (losses) primarily from (i) a net gain (loss) from the sale of assets (Third Quarter 2026, Nine Months 2026) and (ii) a net loss on foreign currency as a result of the resolution of various tax examinations and assessments (Nine Months 2025).

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
Goodwill impairment
We recognized a goodwill impairment in connection with negative trends within our Wine and Spirits business (Nine Months 2025). For additional information, refer to Notes 6, 7, and 11.

Asset impairment and related expenses
Largely in connection with the 2025 Wine Divestitures we recognized contract liabilities and inventory obsolescence expenses, partially offset by changes in then-existing net assets held for sale (Nine Months 2026). For additional information, refer to Note 6.

Income (loss) from unconsolidated investments
We recognized income (loss) from (i) unrealized net losses from the changes in fair value of our securities measured at fair value (Nine Months 2026, Nine Months 2025), (ii) impairments of equity method investments (Third Quarter 2025, Nine Months 2026, and Nine Months 2025), and (iii) a net gain (loss) in connection with our Exchangeable Shares (Third Quarter 2025, Nine Months 2025). For additional information, refer to Note 9.

Business Segments
Third Quarter 2026 compared to Third Quarter 2025
Net sales

	Third Quarter 2026	Third Quarter 2025	Dollar Change	Percent Change
(in millions)
Beer	$2,009.7	$2,032.4	$(22.7)	(1%)
Wine and Spirits:
Wine	174.5	374.6	(200.1)	(53%)
Spirits	38.6	56.8	(18.2)	(32%)
Total Wine and Spirits	213.1	431.4	(218.3)	(51%)
Consolidated net sales	$2,222.8	$2,463.8	$(241.0)	(10%)

Beer segment	Third Quarter 2026	Third Quarter 2025	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,009.7	$2,032.4	$(22.7)	(1%)
Shipments	100.4	102.7		(2.2%)
Depletions				(3.0%)

The decrease in Beer net sales is largely due to a $46.2 million decline in shipment volume, partially offset by $30.3 million of favorable impact from pricing in select markets. We believe our net sales continue to be suppressed by the socioeconomic factors discussed above.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents

Wine and Spirits segment	Third Quarter 2026	Third Quarter 2025	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$213.1	$431.4	$(218.3)	(51%)
Shipments
Total	1.5	5.1		(70.6%)
Organic (1)	1.5	1.5		—%
U.S. Wholesale	1.1	4.3		(74.4%)
Organic U.S. Wholesale (1)	1.1	1.0		10.0%
Depletions				0.0%
(1)Includes adjustments to remove volumes associated with the Wine and Spirits Divestitures for the period September 1, 2024, through November 30, 2024.

The decrease in Wine and Spirits net sales is due to $202.6 million from the Wine and Spirits Divestitures that are no longer part of our business and a $15.7 million decrease in organic net sales. The decrease in organic net sales is largely driven by (i) a $6.7 million decrease in contractual distributor payments as compared to Third Quarter 2025 and (ii) a $5.0 million decrease from strategic pricing actions taken on select brands. Additionally, we believe our branded wine and spirits shipment volume was negatively impacted by both tariffs imposed by the U.S. government and by retaliatory tariffs and actions in certain international markets.

Gross profit

	Third Quarter 2026	Third Quarter 2025	Dollar Change	Percent Change
(in millions)
Beer	$1,063.2	$1,076.7	$(13.5)	(1%)
Wine and Spirits	106.1	205.3	(99.2)	(48%)
Comparable Adjustments	13.9	2.3	11.6	NM
Consolidated gross profit	$1,183.2	$1,284.3	$(101.1)	(8%)

The decrease in Beer gross profit is largely due to (i) a $24.5 million decline in shipment volume and (ii) $13.3 million of increased cost of product sold, partially offset by the $30.3 million favorable impact from pricing. The increase in cost of product sold is primarily due to (i) $13.6 million in tariffs on aluminum, (ii) $7.2 million of foreign currency transactional losses, (iii) $7.1 million of unfavorable fixed cost absorption related to decreased production levels as compared to Third Quarter 2025, (iv) $5.7 million of increased transportation costs, and (v) a $4.0 million increase in brewery costs, including maintenance, partially offset by $25.0 million of lower depreciation resulting from the timing of assets being put into service. To partially offset the increase in cost of product sold we are executing efficiency and cost optimization initiatives focused largely on procurement and logistics that resulted in over $40 million of net benefit for Third Quarter 2026.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents

The decrease in Wine and Spirits gross profit is due to $78.4 million from the Wine and Spirits Divestitures that is no longer part of our business and a $20.8 million decrease in organic gross profit. The decrease in organic gross profit is largely attributable to (i) $7.0 million of unfavorable product mix, (ii) the $6.7 million decrease in contractual distributor payments, (iii) the $5.0 million decrease from strategic pricing actions, and (iv) a $3.2 million increase in cost of product sold. The increase in cost of product sold is largely attributable to unfavorable fixed cost absorption related to decreased production levels as compared to Third Quarter 2025.

Gross profit as a percent of net sales increased to 53.2% for Third Quarter 2026 compared with 52.1% for Third Quarter 2025. This increase was largely driven by rate growth from (i) divestitures of lower-margin brands, contributing approximately 120 basis points, (ii) beer pricing, which contributed approximately 60 basis points, and (iii) a favorable change in Comparable Adjustments, contributing approximately 50 basis points. These increases were partially offset by (i) 55 basis points of rate decline from higher cost of product sold within the Beer segment, (ii) approximately 25 basis points as a result of lower contractual distributor payments and strategic pricing actions within the Wine and Spirits segment, and (iii) approximately 20 basis points of unfavorable product mix shift within the Wine and Spirits segment.

Selling, general, and administrative expenses

	Third Quarter 2026	Third Quarter 2025	Dollar Change	Percent Change
(in millions)
Beer	$299.7	$306.8	$(7.1)	(2%)
Wine and Spirits	72.4	110.1	(37.7)	(34%)
Corporate Operations and Other	58.3	62.9	(4.6)	(7%)
Comparable Adjustments	60.8	11.5	49.3	NM
Consolidated selling, general, and administrative expenses	$491.2	$491.3	$(0.1)	0%

The decrease in Beer selling, general, and administrative expenses is largely due to $4.5 million and $2.7 million of decreased general and administrative expenses and marketing spend, respectively. The decrease in general and administrative expenses was driven by cost savings measures as a result of the 2025 Restructuring Initiative, lower short-term incentive accruals, and favorable foreign currency impact, partially offset by increased compensation and benefits. Marketing as a percentage of net sales is relatively flat year-over-year in continued support our high-end imported beer brands.

The decrease in Wine and Spirits selling, general, and administrative expenses is largely due to $28.1 million and $9.0 million of decreased marketing spend and general and administrative expenses, respectively. The decrease in marketing spend is primarily driven by our smaller portfolio of exclusively higher-end wine and spirits brands. The decrease in general and administrative expenses was largely driven by cost savings measures as a result of the 2025 Restructuring Initiative.

The decrease in Corporate Operations and Other selling, general, and administrative expenses is largely due to a decrease in compensation and benefits, driven by lower (i) headcount resulting from the 2025 Restructuring Initiative and (ii) stock-based compensation expense as compared to Third Quarter 2025, partially offset by increased legal expenses.

Selling, general, and administrative expenses as a percent of net sales increased to 22.1% for Third Quarter 2026 as compared to 19.9% for Third Quarter 2025. The increase is driven by rate growth (i) from an unfavorable change in Comparable Adjustments, contributing approximately 205 basis points, and (ii) of approximately 185 basis points of unfavorable impact from the Wine and Spirits Divestitures, partially offset by approximately 145 basis points and

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents
approximately 20 basis points of rate declines from lower selling, general, and administrative expenses in the Wine and Spirits and Corporate Operations and Other segments, respectively.

Operating income (loss)

	Third Quarter 2026	Third Quarter 2025	Dollar Change	Percent Change
(in millions)
Beer	$763.5	$769.9	$(6.4)	(1%)
Wine and Spirits	33.7	95.2	(61.5)	(65%)
Corporate Operations and Other	(58.3)	(62.9)	4.6	7%
Comparable Adjustments	(46.9)	(9.2)	(37.7)	NM
Consolidated operating income (loss)	$692.0	$793.0	$(101.0)	(13%)

The decrease in Beer operating income is largely attributable to the decline in shipment volume and the unfavorable impacts from tariffs on aluminum and fixed cost absorption, partially offset by the favorable impacts from (i) efficiency and cost optimization initiatives, (ii) pricing, and (iii) depreciation expense, as described above.

The decrease in Wine and Spirits operating income is largely attributable to the (i) Wine and Spirits Divestitures, (ii) unfavorable product mix, and (iii) declines in contractual distributor payments and price, partially offset by lower marketing spend, as described above.

As previously discussed, the decrease in Corporate Operations and Other operating loss is largely due to the decrease in compensation and benefits.

Income (loss) from unconsolidated investments

	Third Quarter 2026	Third Quarter 2025	Dollar Change	Percent Change
(in millions)
Equity in earnings (losses) from equity method investees and related activities	$23.5	$23.9	$(0.4)	(2%)
Net gain (loss) in connection with Exchangeable Shares	—	(38.6)	38.6	NM
Impairment of equity method investments	—	(0.3)	0.3	NM
Income (loss) from unconsolidated investments	$23.5	$(15.0)	$38.5	NM

Interest expense, net
Interest expense, net decreased to $83.2 million for Third Quarter 2026 as compared to $104.4 million for Third Quarter 2025. This decrease of $21.2 million, or 20%, is due to approximately $865 million of lower average borrowings and approximately 10 basis points of lower weighted average interest rates. For additional information, refer to Note 10.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents
(Provision for) benefit from income taxes
The provision for income taxes increased to $110.1 million for Third Quarter 2026 from $44.5 million for Third Quarter 2025. Our effective tax rate for Third Quarter 2026 was 17.4% as compared with 6.6% for Third Quarter 2025. In comparison to prior year, our effective tax rate was largely impacted by:
•net income tax impacts resulting from (i) the Third Quarter 2025 reversal of valuation allowances for capital loss carryforwards in connection with the SVEDKA Divestiture and (ii) effective tax rates applicable for foreign businesses; partially offset by
•a net income tax benefit resulting from the changes to valuation allowances related to net operating losses and tax legislation updates.

For additional information, refer to Note 11.

Net income (loss) attributable to CBI
Net income attributable to CBI decreased to $502.8 million for Third Quarter 2026 from $615.9 million for Third Quarter 2025. This decrease of $113.1 million, or 18%, is largely attributable to the (i) net sales declines in both the Wine and Spirits and Beer segments and (ii) higher provision for income taxes, partially offset by (i) Third Quarter 2025 impairment of our Exchangeable Shares, (ii) successful execution of efficiency and optimization initiatives within the Beer segment, and (iii) lower marketing spend within the Wine and Spirits segment.

Nine Months 2026 compared to Nine Months 2025
Net sales

	Nine Months 2026	Nine Months 2025	Dollar Change	Percent Change
(in millions)
Beer	$6,589.2	$6,835.4	$(246.2)	(4%)
Wine and Spirits:
Wine	545.5	1,040.1	(494.6)	(48%)
Spirits	84.1	169.0	(84.9)	(50%)
Total Wine and Spirits	629.6	1,209.1	(579.5)	(48%)
Consolidated net sales	$7,218.8	$8,044.5	$(825.7)	(10%)

Beer segment	Nine Months 2026	Nine Months 2025	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$6,589.2	$6,835.4	$(246.2)	(4%)
Shipments	329.1	346.4		(5.0%)
Depletions				(2.7%)

The decrease in Beer net sales is largely due to a (i) $341.6 million decline in shipment volume and (ii) $21.1 million of unfavorable product mix primarily from a shift in package types, partially offset by $116.5 million of favorable impact from pricing in select markets. We believe our net sales continue to be suppressed by the socioeconomic factors discussed above. Additionally, shipments trailed depletions as distributors rebalanced inventory levels led by softer consumer demand trends. We also continue to expect shipment volume to generally align with depletion volume for Fiscal 2026.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents

Wine and Spirits segment	Nine Months 2026	Nine Months 2025	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$629.6	$1,209.1	$(579.5)	(48%)
Shipments
Total	6.7	16.2		(58.6%)
Organic (1) (2)	6.7	7.4		(9.5%)
U.S. Wholesale	5.2	14.1		(63.1%)
Organic U.S. Wholesale (1) (2)	5.2	5.8		(10.3%)
Depletions				(6.6%)
(1)Includes adjustments to remove volumes associated with the SVEDKA Divestiture for the period March 1, 2024, through November 30, 2024.
(2)Includes adjustments to remove volumes associated with the 2025 Wine Divestitures for the period June 2, 2024, through November 30, 2024.

The decrease in Wine and Spirits net sales is due to $459.1 million from the Wine and Spirits Divestitures that are no longer part of our business and a $120.4 million decrease in organic net sales. The decrease in organic net sales is largely driven by (i) a $65.1 million decrease in branded wine and spirits shipment volume, (ii) a $22.6 million decrease from strategic pricing actions taken on select brands, (iii) $19.2 million in lower contractual distributor payments as compared to Nine Months 2025, and (iv) $13.4 million of unfavorable product mix. The decrease in branded wine and spirits shipment volume and unfavorable product mix are primarily attributable to our U.S. wholesale market, including the change in cadence of shipments to better align with ongoing weaker consumer demand particularly affecting the overall mainstream price segments prior to the 2025 Wine Divestitures. Additionally, we believe our branded wine and spirits shipment volume was negatively impacted by both tariffs imposed by the U.S. government and by retaliatory tariffs and actions in certain international markets. We also continue to expect our repositioned portfolio depletion volume to outpace shipment volume for Fiscal 2026.

Gross profit

	Nine Months 2026	Nine Months 2025	Dollar Change	Percent Change
(in millions)
Beer	$3,490.2	$3,656.2	$(166.0)	(5%)
Wine and Spirits	257.0	538.0	(281.0)	(52%)
Comparable Adjustments	12.6	5.7	6.9	NM
Consolidated gross profit	$3,759.8	$4,199.9	$(440.1)	(10%)

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 42

MD&A	Table of Contents

The decrease in Beer gross profit is primarily due to (i) a $181.6 million decrease in shipment volume and (ii) $82.8 million of increased cost of product sold, partially offset by the $116.5 million of favorable impact from pricing. The increased cost of product sold is primarily due to (i) $43.1 million in tariffs on aluminum, (ii) $41.7 million of unfavorable fixed cost absorption related to decreased production levels as compared to Nine Months 2025, and (iii) an $11.9 million increase in brewery costs, including maintenance and utilities, partially offset by $13.8 million of lower depreciation, resulting from the timing of assets being put into service. To partially offset the increase in cost of product sold we are executing efficiency and cost optimization initiatives focused largely on procurement and logistics that resulted in over $145 million of net benefit for Nine Months 2026.

The decrease in Wine and Spirits gross profit is due to $176.9 million from the Wine and Spirits Divestitures that is no longer part of our business and a $104.1 million decrease in organic gross profit. The decrease in organic gross profit is largely attributable to (i) a $41.3 million decrease in branded wine and spirits shipment volume, (ii) the $22.6 million decrease from strategic pricing actions, (iii) the $19.2 million decrease in contractual distributor payments, (iv) $10.1 million of unfavorable product mix, and (v) a $10.1 million increase in cost of product sold. The increase in cost of product sold is largely attributable to unfavorable fixed cost absorption related to decreased production levels as compared to Nine Months 2025.

Gross profit as a percent of net sales decreased slightly to 52.1% for Nine Months 2026 compared with 52.2% for Nine Months 2025. This decrease was primarily due to rate decline of (i) 170 basis points and approximately 20 basis points from higher cost of product sold within the Beer and Wine and Spirits segments, respectively, (ii) approximately 40 basis points as a result of strategic pricing actions and lower contractual distributor payments within the Wine and Spirits segment, (iii) 15 basis points of unfavorable product mix shift within the Beer segment, and (iv) 15 basis points of lower organic branded Wine and Spirits shipment volume. These declines were largely offset by rate growth of (i) approximately 140 basis points driven by divestitures of lower-margin brands and (ii) approximately 110 basis points of favorable impact from beer pricing.

Selling, general, and administrative expenses

	Nine Months 2026	Nine Months 2025	Dollar Change	Percent Change
(in millions)
Beer	$901.7	$885.6	$16.1	2%
Wine and Spirits	249.1	312.6	(63.5)	(20%)
Corporate Operations and Other	161.4	180.0	(18.6)	(10%)
Comparable Adjustments	115.7	66.5	49.2	NM
Consolidated selling, general, and administrative expenses	$1,427.9	$1,444.7	$(16.8)	(1%)

The increase in Beer selling, general, and administrative expenses is largely driven by $10.9 million and $4.7 million of increased general and administrative expenses and marketing spend, respectively. The increase in general and administrative expenses is primarily due to higher compensation and benefits and consulting costs, partially offset by lower short-term incentive accruals and cost savings measures as a result of the 2025 Restructuring Initiative. Marketing as a percentage of net sales increased year-over-year to support our high-end imported beer brands. We continue to expect marketing as a percentage of net sales to approximate 9% for Fiscal 2026.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 43

MD&A	Table of Contents

The decrease in Wine and Spirits selling, general, and administrative expenses is largely driven by $50.1 million and $12.3 million of decreased marketing spend and general and administrative expenses, respectively. The decrease in marketing spend is primarily driven by our smaller portfolio of exclusively higher-end wine and spirits brands, however, as a percentage of net sales, it increased year-over-year driven by support of our largest brands. The decrease in general and administrative expenses is largely driven by cost savings measures as a result of the 2025 Restructuring Initiative.

The decrease in Corporate Operations and Other selling, general, and administrative expenses is largely due to a decrease in compensation and benefits driven by lower (i) headcount resulting from the 2025 Restructuring Initiative, (ii) stock-based compensation expense as compared to Nine Months 2025, and (iii) short-term incentive accruals, partially offset by a Nine Months 2025 tax credit and higher depreciation expense, each as a result of our June 2024 corporate headquarters relocation.

Selling, general, and administrative expenses as a percent of net sales increased to 19.8% for Nine Months 2026 as compared with 18.0% for Nine Months 2025. The increase is largely driven by (i) 115 basis points of unfavorable impact from the Wine and Spirits Divestitures, (ii) approximately 80 basis points of rate growth from higher Beer selling, general, and administrative expenses coupled with the decline in Beer net sales, and (iii) an unfavorable change in Comparable Adjustments, contributing 65 basis points of rate growth, partially offset by 55 basis points and 25 basis points of rate decline from decreases in selling, general, and administrative expenses within the Wine and Spirits and Corporate Operations and Other segments, respectively.

Operating income (loss)

	Nine Months 2026	Nine Months 2025	Dollar Change	Percent Change
(in millions)
Beer	$2,588.5	$2,770.6	$(182.1)	(7%)
Wine and Spirits	7.9	225.4	(217.5)	(96%)
Corporate Operations and Other	(161.4)	(180.0)	18.6	10%
Comparable Adjustments	(155.2)	(2,310.8)	2,155.6	NM
Consolidated operating income (loss)	$2,279.8	$505.2	$1,774.6	NM

The decrease in Beer operating income is largely attributable to the decline in shipment volume and the increase in cost of product sold, including tariffs on aluminum, partially offset by the favorable impact from pricing and efficiency and cost optimization initiatives, as described above. For Fiscal 2026, we expect an approximate $70 million impact from tariffs.

The decrease in Wine and Spirits operating income is largely attributable to (i) the Wine and Spirits Divestitures, (ii) the decline in organic branded wine and spirits shipment volume, (iii) strategic pricing actions, (iv) lower contractual distributor payment, and (v) unfavorable product mix, partially offset by lower marketing spend, as described above. For Fiscal 2026, we now expect an approximate $13 million impact from tariffs.

As previously discussed, the decrease in Corporate Operations and Other operating loss is largely due to the decrease in compensation and benefits, partially offset by the Nine Months 2025 tax credit and higher depreciation expense.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 44

MD&A	Table of Contents
Income (loss) from unconsolidated investments

	Nine Months 2026	Nine Months 2025	Dollar Change	Percent Change
(in millions)
Net gain in connection with Exchangeable Shares	$—	$44.7	$(44.7)	NM
Equity in earnings (losses) from equity method investees	23.0	26.0	(3.0)	(12%)
Impairment of equity method investments	(1.5)	(2.4)	0.9	38%
Unrealized net gain (loss) on securities measured at fair value	(5.0)	(2.5)	(2.5)	(100%)
Income (loss) from unconsolidated investments	$16.5	$65.8	$(49.3)	(75%)

Interest expense, net
Interest expense, net decreased to $269.7 million for Nine Months 2026 as compared to $311.2 million for Nine Months 2025. This decrease of $41.5 million, or 13%, is due to approximately $785 million of lower average borrowings and approximately 5 basis points of lower weighted average interest rates. For additional information, refer to Note 10.

(Provision for) benefit from income taxes
The (provision for) benefit from income taxes increased to $(494.5) million for Nine Months 2026 from $79.7 million for Nine Months 2025. Our effective tax rate for Nine Months 2026 was 24.4% as compared with 30.7% for Nine Months 2025. In comparison to prior year, our effective tax rate was largely impacted by:
•net income tax impacts resulting from (i) the resolution of tax examinations and assessments related to prior periods, (ii) net income tax impacts resulting from the Nine Months 2025 reversal of valuation allowances for capital loss carryforwards in connection with the SVEDKA Divestiture, (iii) effective tax rates applicable for foreign businesses, and (iv) changes to valuation allowances related to net operating losses and tax legislation updates; partially offset by
•net income tax impacts resulting from the Nine Months 2025 (i) sale of the remaining assets at the canceled Mexicali Brewery, and (ii) non-deductible portion of the Wine and Spirits goodwill impairment.

We continue to expect our reported effective tax rate for Fiscal 2026 to be in the range of 17% to 19%, inclusive of (i) our evaluation of the OB3 Act and (ii) Pillar Two. We will continue to assess the implications of the OB3 Act and Pillar Two. As it relates to the OB3 Act, our income tax provision may continue to be impacted as additional clarifications or interpretive guidance related to the OB3 Act is released.

For additional information, refer to Note 11.

Net income (loss) attributable to CBI
Net income attributable to CBI increased to $1,484.9 million for Nine Months 2026 from $293.9 million for Nine Months 2025. This increase of $1,191.0 million, or 405%, is largely attributable to (i) the Nine Months 2025 Wine and Spirits goodwill impairment, (ii) the successful continued execution of efficiency and optimization initiatives within the Beer segment, and (iii) decreased marketing spend with the Wine and Spirits segment, partially offset by the (i) net sales declines in both the Wine and Spirits and Beer segments, (ii) Nine Months 2026 provision for income taxes as compared to a benefit from income taxes for Nine Months 2025, (iii) Nine Months 2026 asset impairment and related expenses, and (iv) Nine Months 2025 net gain in connection with our Exchangeable Shares.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 45

MD&A	Table of Contents
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

We have an agreement with a financial institution for payment services and to facilitate a voluntary supply chain finance program through this participating financial institution. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of November 30, 2025, and February 28, 2025, the amount payable to this participating financial institution for suppliers who voluntarily participate in the supply chain finance program was $44.9 million and $39.4 million, respectively, and was included in accounts payable within our consolidated balance sheets. We account for payments made under the supply chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

Cash Flows

	Nine Months 2026	Nine Months 2025	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$2,106.2	$2,557.5	$(451.3)
Investing activities	230.1	(1,098.2)	1,328.3
Financing activities	(2,254.7)	(1,538.8)	(715.9)
Effect of exchange rate changes on cash and cash equivalents	2.7	0.8	1.9
Net increase (decrease) in cash and cash equivalents	$84.3	$(78.7)	$163.0

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 46

MD&A	Table of Contents
Operating activities
The decrease in net cash provided by (used in) operating activities consists of:

	Nine Months 2026	Nine Months 2025	Dollar Change
(in millions)
Net income (loss)	$1,532.1	$339.5	$1,192.6
Deferred tax provision (benefit)	311.7	(184.2)	495.9
Asset impairment and related expenses	52.1	—	52.1
(Gain) loss on sale of business	31.9	—	31.9
Net gain in connection with Exchangeable Shares	—	(44.7)	44.7
Goodwill impairment	—	2,250.0	(2,250.0)
Other non-cash adjustments	360.3	317.8	42.5
Change in operating assets and liabilities, net of effects from purchase and sale of business	(181.9)	(120.9)	(61.0)
Net cash provided by (used in) operating activities	$2,106.2	$2,557.5	$(451.3)

The $61.0 million net change in operating assets and liabilities was largely driven by higher accounts receivable for the Beer segment as a result of timing of sales and collections, as well as lower accounts payable for both the Beer and Wine and Spirits segments, driven by the timing of purchases and lower purchasing activity following the Wine and Spirits Divestitures, respectively. These changes were partially offset by lower accounts receivables for the Wine and Spirits segment due to lower net sales, reflecting the impact of the Wine and Spirits Divestitures. Additionally, net cash provided by operating activities was positively impacted by lower Nine Months 2026 income tax payments as compared to Nine Months 2025 following the resolution of various tax examinations and assessments.

Investing activities
Net cash provided by (used in) investing activities increased to $230.1 million for Nine Months 2026 from $(1,098.2) million for Nine Months 2025. This increase of $1,328.3 million, or 121%, was primarily due to (i) $850.6 million higher proceeds from sale of business, driven by the 2025 Wine Divestitures, (ii) $275.4 million reduced capital expenditures for Nine Months 2026 as compared to Nine Months 2025, and (iii) $158.7 million reduced business acquisition activity for Nine Months 2026, driven by the June 2024 acquisition of the Sea Smoke wine business.

Financing activities
The increase in net cash used in financing activities consisted of:

	Nine Months 2026	Nine Months 2025	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(846.5)	$(307.4)	$(539.1)
Dividends paid	(538.8)	(551.3)	12.5
Purchases of treasury stock	(824.1)	(668.1)	(156.0)
Net cash provided by (used in) stock-based compensation activities	(6.3)	52.4	(58.7)
Distributions to noncontrolling interests	(37.5)	(47.5)	10.0
Payment of contingent consideration	(1.5)	(0.7)	(0.8)
Purchase of noncontrolling interest	—	(16.2)	16.2
Net cash provided by (used in) financing activities	$(2,254.7)	$(1,538.8)	$(715.9)

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 47

MD&A	Table of Contents
Debt
Total debt outstanding as of November 30, 2025, amounted to $10,663.8 million, a decrease of $833.9 million, or 7%, from February 28, 2025. This decrease consisted of:

Debt issuance	Debt repayment and redemption

Bank facilities
In May 2025, we entered into the 2025 Term Credit Agreement, which provided for a six-month delayed draw $500.0 million term loan facility. Effective October 21, 2025, we terminated all commitments under the 2025 Term Credit Agreement.

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

Senior notes
Issuance
In October 2025, we issued the 4.95% October 2025 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $495.0 million were used for general corporate purposes, including the repayment of the 4.40% October 2018 Senior Notes.

In May 2025, we issued the 4.80% May 2025 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $496.0 million were used for general corporate purposes, including repayment of commercial paper and other indebtedness, working capital, funding capital expenditures, and other business opportunities.

Repayment and Redemption
On November 17, 2025, we repaid the 4.40% October 2018 Senior Notes upon maturity, together with accrued and unpaid interest, using the proceeds from the 4.95% October 2025 Senior Notes and cash on hand. On July 2, 2025, we redeemed the 4.75% December 2015 Senior Notes prior to maturity using proceeds from the 2025 Wine Divestitures and cash on hand. On June 12, 2025, we redeemed the 5.00% February 2023 Senior Notes prior to maturity using proceeds from the 2025 Wine Divestitures. The 4.75% December 2015 Senior Notes and the 5.00% February 2023 Senior Notes were redeemed at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 48

MD&A	Table of Contents
General
The majority of our outstanding borrowings as of November 30, 2025, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2026 to calendar 2050.

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

We had the following remaining borrowing capacity available under our 2025 Credit Agreement:

	November 30, 2025	December 31, 2025
(in millions)
Revolving credit facility (1)	$1,863.7	$2,025.7
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2025 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $375.0 million and $213.0 million as of November 30, 2025, and December 31, 2025, respectively.

The financial institutions participating in our 2025 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of November 30, 2025, we and our subsidiaries were subject to covenants that are contained in our 2025 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2025 Credit Agreement. As of November 30, 2025, under our 2025 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of November 30, 2025, we were in compliance with our covenants under our 2025 Credit Agreement and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 12 of our consolidated financial statements included in our 2025 Annual Report and Note 10.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 49

MD&A	Table of Contents
Common Stock Dividends
On January 7, 2026, our Board of Directors declared a quarterly cash dividend of $1.02 per share of Class A Stock and $0.92 per share of Class 1 Stock payable on February 12, 2026, to stockholders of record of each class as of the close of business on January 29, 2026.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of our 2025 Annual Report.

Share Repurchase Program
Our Board of Directors authorized the repurchase of our publicly traded common stock of up to $4.0 billion under the 2025 Authorization which expires in February 2028. As of November 30, 2025, total shares repurchased are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2025 Authorization (1)	$4,000.0	$824.1	5,005,283
(1)As of November 30, 2025, $3,175.9 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

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

Accounting Guidance
Accounting guidance adopted for Nine Months 2026 did not have a material impact on our Financial Statements.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation:

•The statements under MD&A regarding:

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 50

MD&A	Table of Contents
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
•The statements regarding the future reclassification of net gains from AOCI, potential future impairments of our Canopy investment, potential continued impacts from the OB3 Act on our effective tax rate and our income tax provision, including from additional clarifications or interpretive guidance related to the OB3 Act, potential impacts from Pillar Two, and our aim to hedge 100% of our balance sheet exposures.

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
•dependence upon our trademarks and proprietary rights, including the failure to protect our intellectual property rights;
•potential damage to our reputation;
•competition in our industry and for talent;

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 51

MD&A	Table of Contents
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

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 52

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of November 30, 2025, we had exposures to foreign currency risk primarily related to the Mexican peso, euro, New Zealand dollar, and Canadian dollar. We aim to hedge 100% of our balance sheet exposures. As of November 30, 2025, 83% of our forecasted transactional exposures for the remaining three months of Fiscal 2026 were hedged.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of November 30, 2025, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 85% of our forecasted transactional exposures for the remaining three months of Fiscal 2026 were hedged as of November 30, 2025.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
(in millions)
Foreign currency contracts	$2,947.6	$3,303.3	$234.5	$(25.0)	$(173.5)	$210.7
Commodity derivative contracts	$304.0	$337.9	$14.1	$(15.9)	$(28.1)	$28.6
Net investment hedge contracts	$145.5	$—	$(4.0)	$—	$14.2	$—

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 53

OTHER KEY INFORMATION	Table of Contents
There were no cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of November 30, 2025. As of November 30, 2024, we had $75.0 million of outstanding cash flow designated, Pre-issuance hedge contracts designed to minimize interest rate volatility on our future debt issuances. There were no cash flow designated or undesignated interest rate swap contracts outstanding as of November 30, 2024.

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

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
(in millions)
Fixed interest rate debt	$10,356.2	$10,759.6	$(9,775.0)	$(10,075.5)	$(539.4)	$(562.7)
Pre-issuance hedge contracts	$—	$75.0	$—	$3.1	$—	$5.5

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $2.3 million and $3.7 million for the nine months ended November 30, 2025, and November 30, 2024, respectively.

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

Internal control over financial reporting
In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 54

OTHER KEY INFORMATION	Table of Contents
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

On February 18, 2025, a purported stockholder of the Company filed a putative class action in the United States District Court for the Western District of New York captioned Meza v. Constellation Brands, Inc., et al., Case No. 6:25-cv-6107 (W.D.N.Y.). The complaint names as defendants the Company, our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, and asserts claims for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder arising from allegedly materially false or misleading statements or omissions of purportedly material fact concerning, among other things, the Company’s strategies intended to improve the performance of our wine and spirits business. On July 17, 2025, an amended complaint was filed in the Meza litigation. The amended complaint asserts the same causes of action against the same defendants, but alleges materially false or misleading statements or omissions of purportedly material fact concerning, among other things, the prospects of our beer business. The amended complaint does not allege misstatements or omissions regarding our wine and spirits business. The amended complaint seeks, among other relief, alleged damages in an unspecified amount, attorneys’ fees, and costs. On September 17, 2025, the Company and the other defendants filed a motion to dismiss the amended complaint, which motion was fully briefed as of December 12, 2025 and remains pending.

On March 24, 2025, a purported stockholder of the Company filed a complaint in the United States District Court for the Western District of New York captioned Silva v. Newlands, et al., Case No. 1:25-cv-254 (W.D.N.Y.); on April 21, 2025, a second purported stockholder of the Company filed a complaint in the United States District Court for the Western District of New York captioned Mason v. Newlands, et al., Case No. 1:25-cv-00353 (W.D.N.Y.); and on June 24, 2025, a third purported stockholder of the Company filed a complaint in the United States District Court for the District of Delaware captioned Wasserman v. Baldwin, et al., Case No. 1:25-cv-779 (D. Del.). These derivative complaints each seek to assert claims arising under the Exchange Act and state common law, derivatively on behalf of the Company, against current and former directors and officers of the Company. None of the plaintiffs made a pre-suit demand on our Board of Directors, instead each alleging that the pre-suit demand requirement should be excused as purportedly futile. The claims asserted in these derivative complaints arise from substantially the same allegations made in the first Meza complaint. On May 27, 2025, the United States District Court for the Western District of New York entered an order consolidating the Silva and Mason litigations and staying proceedings pending the entry of a final judgment in Meza. On August 8, 2025, the plaintiff in the Wasserman litigation filed a notice and proposed order voluntarily dismissing that litigation, which was so ordered by the United States District Court for the District of Delaware on August 14, 2025.

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 55

OTHER KEY INFORMATION	Table of Contents
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
(in millions, except share and per share data)
September 1 – 30, 2025	—	$—	—	$3,396.0
October 1 – 31, 2025	974,771	$138.64	974,771	$3,260.8
November 1 – 30, 2025	654,910	$129.74	654,910	$3,175.9
Total	1,629,681	$135.06	1,629,681
(1)In April 2025, we announced that our Board of Directors authorized the repurchase of up to $4.0 billion of our publicly traded common stock under the 2025 Authorization. The 2025 Authorization expires on February 29, 2028. Share repurchases for the periods included herein were effected through open market transactions and exclude the impact of Federal excise tax owed pursuant to the IRA.

ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans
During the three months ended November 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.1	October 2, 2025

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.1.1	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.1.2	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 56

OTHER KEY INFORMATION	Table of Contents

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
4.1.3	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.1.4	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.1.5	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.1.6	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.1.7	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.1.8	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.1.9	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.1.10	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.1.11	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.1.12	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.1.13	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.1.14	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

4.1.15	Supplemental Indenture No. 33 with respect to 4.900% Senior Notes due 2033, dated as of May 1, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2023

4.1.16	Supplemental Indenture No. 34 with respect to 4.800% Senior Notes due 2029, dated as of January 11, 2024, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	January 11, 2024

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 57

OTHER KEY INFORMATION	Table of Contents

INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
4.1.17	Supplemental Indenture No. 35 with respect to 4.800% Senior Notes due 2030, dated as of May 1, 2025, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2025

4.1.18	Supplemental Indenture No. 36 with respect to 4.950% Senior Notes due 2035, dated as of October 17, 2025, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	October 17, 2025

4.2	Restatement Agreement, dated as of April 28, 2025, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Eleventh Amended and Restated Credit Agreement dated as of April 28, 2025, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 28, 2025

10.1	Executive Employment Agreement effective March 1, 2026 between Constellation Brands, Inc. and James O. Bourdeau. *	8-K	10.1	October 2, 2025

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 58

OTHER KEY INFORMATION	Table of Contents

*	Designates management contract or compensatory plan or arrangement.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.

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

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 59

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	January 8, 2026	By:	/s/ Kenneth W. Metz
Kenneth W. Metz, Senior Vice President, Controller and Corporate Finance

Date:	January 8, 2026	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q3 FY 2026 Form 10-Q	#WORTHREACHINGFOR I 60