Form 10-K
period 2026-02-28
CONSTELLATION BRANDS, INC.
filed 2026-04-22
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s Class A Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $24.9 billion.

The number of shares outstanding with respect to each of the classes of common stock of Constellation Brands, Inc., as of April 17, 2026, is set forth below:
Class	Number of Shares Outstanding
Class A Common Stock, par value $.01 per share	172,172,544
Class 1 Common Stock, par value $.01 per share	25,923

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Constellation Brands, Inc. to be filed for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III to the extent described therein.

Market positions and industry data discussed in this Form 10-K are as of calendar 2025 and have been obtained or derived from industry and government publications and our estimates. The industry and government publications include: Beer Marketers Insights; Beverage Information Group; Impact Databank Review and Forecast; International Wine and Spirits Research (IWSR); Circana™; Beer Institute; and National Alcohol Beverage Control Association. We have not independently verified the data from the industry and government publications. Unless otherwise noted, all references to market positions are based on U.S. dollar sales.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements, including without limitation:

•The statements under Item 1. “Business” and MD&A regarding:
◦our mission and business strategy, including our strategic vision, growth plans, digital acceleration initiatives, and focus on maintaining a strong balance sheet;
◦our focus on upholding our leadership position in the U.S. beer market, growing our high-end imported beer brands through maintenance of leading margins, enhancing our results of operations and operating cash flow, and exploring new avenues for growth, including increasing distribution for key brands and optimizing growth through differentiated brand positioning, price pack architecture, and market prioritization;
◦our repositioned wine and spirits portfolio that we believe is positioned for long-term growth, focus on operational efficiencies and tactical measures, and commitment to improving margins, increasing distribution for key brands, and optimizing growth, as well as expanding our supply channels to maximize our total addressable market opportunity;
◦our beer modular capacity addition activities, including anticipated scope, capacity, costs, capital expenditures, and timeframes for completion, and associated opportunities;
◦our innovation, marketing, sales, production, and distribution plans, activities, and strategies, access to and availability of resources and production materials, impacts of government regulations, environmental sustainability, CSR, and human capital strategies, commitments, and aspirations;
◦our enterprise-wide cybersecurity program, including our ability to prevent, identify, respond to, or mitigate the impacts of cyber threats or incidents;
◦the condition and working order of our facilities, and the expected commencement of production at the Veracruz Brewery;
◦our long-term financial model, target comparable net leverage and target dividend payout ratios, future operations, financial condition and position, net sales, expenses, hedging programs, cost savings, restructuring, and efficiency initiatives, capital expenditures, effective tax rates and anticipated tax liabilities, expected volume, inventory, supply and demand levels, balance, and trends, access to capital markets, liquidity and capital resources, including our ability to consistently generate robust cash flow and raise or repay debt, and prospects, plans, and objectives of management;
◦the dynamic and evolving consumer environment and trends, socioeconomic factors, including subdued spend, depressed sentiment, value-seeking behaviors, and reductions in discretionary income, elevated unemployment, changing prices, inflation, other unfavorable global and regional economic conditions, demographic trends in the U.S., global supply chain disruptions and constraints, geopolitical events and tensions, wars, and military conflicts, including the conflict in the Middle East, and our responses thereto;
◦developments in international trade relations, including changes to trade and tariff policies and regulations, and alterations of the global trade environment;
◦expected or potential actions of third parties, including possible changes to laws, rules, and regulations;
◦the potential impact of severe weather events or other weather conditions;
◦the manner, timing, and duration of the share repurchase program and source of funds for share repurchases;
◦the amount and timing of future dividends; and
◦the statements regarding the impacts of recent accounting pronouncements.
•The statements regarding the future reclassification of net gains from AOCI.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I i

When used in this Form 10-K, the words “anticipate,” “expect,” “intend,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to the risks and uncertainties of ordinary business operations and conditions in the general economy and markets in which we compete, our forward-looking statements contained in this Form 10-K are also subject to the risk, uncertainty, and possible variance from our current expectations regarding:

•potential declines in the consumption of products we sell and our dependence on sales of our beer brands;
•our President and Chief Executive Officer transition;
•impacts of our acquisition, divestiture, investment, and NPD strategies and activities;
•dependence upon our trademarks and proprietary rights, including the failure to protect our intellectual property rights;
•potential damage to our reputation;
•competition in our industry and for talent;
•economic and other uncertainties associated with our international operations, including tariffs;
•supply of quality water, agricultural and other raw materials, certain raw and packaging materials purchased under supply contracts, supply chain disruptions and other factors, and limited groups of certain suppliers;
•reliance on complex information systems and third‐party global networks as well as risks associated with cybersecurity and AI;
•dependence on limited facilities for production of our beer brands and impacts from our Brewery Projects;
•operational disruptions or catastrophic loss to our breweries, wineries, other facilities, or distribution systems;
•severe weather, natural and man-made disasters, climate change, environmental sustainability and CSR-related regulatory compliance and failure to meet environmental sustainability and CSR commitments and aspirations;
•the success of our cost savings, restructuring, and efficiency initiatives;
•reliance on wholesale distributors, major retailers, and government agencies;
•food safety and quality, including contamination and product degradation from diseases, pests, weather, and other conditions;
•communicable infection or disease outbreaks, pandemics, or other widespread public health crises impacting our consumers, Customers, employees, and/or suppliers;
•effects of employee labor activities that could increase our costs;
•our indebtedness and credit ratings, interest rate fluctuations, and credit market disruptions or volatility;
•our international operations, worldwide and regional economic trends and financial market conditions, geopolitical uncertainty, including as a result of the conflict in the Middle East, or other governmental rules and regulations;
•class action or other litigation we face or may face, including relating to alleged securities law violations, abuse or misuse of our products, product liability, marketing or sales practices, or other matters;
•potential impairments of our intangible assets, such as goodwill and trademarks;
•changes to tax laws, fluctuations in our effective tax rate, accounting for tax positions, resolution of tax disputes, changes to accounting standards, elections, assertions, or policies, and the potential impact of a global minimum tax rate;
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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I ii

DEFINED TERMS

Unless the context otherwise requires, the terms “Company,” “CBI,” “we,” “our,” or “us” refer to Constellation Brands, Inc. and its subsidiaries. We use terms in this Form 10-K and in our Notes that are specific to us or are abbreviations that may not be commonly known or used.

TERM	MEANING
$	U.S. dollars

10b5-1 Trading Plan	a pre-arranged trading plan for our open market purchases of Class A Stock, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act

2021 Authorization	authorization to repurchase up to $2.0 billion of our publicly traded common stock, approved by our Board of Directors in January 2021 and fully utilized during Fiscal 2025

2023 Authorization	authorization to repurchase up to $2.0 billion of our publicly traded common stock, approved by our Board of Directors in November 2023, replaced by the 2025 Authorization

2025 Authorization	authorization to repurchase up to $4.0 billion of our publicly traded common stock, approved by our Board of Directors in April 2025

2025 Credit Agreement	eleventh amended and restated credit agreement, dated as of April 28, 2025, that provides for a $2.25 billion aggregate revolving credit facility

2025 Restatement Agreement	restatement agreement, dated as of April 28, 2025, that amended and restated our tenth amended and restated credit agreement, dated as of April 14, 2022, which was our then-existing senior credit facility

2025 Restructuring Initiative	an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business, including through enhanced organizational efficiency and optimized expenditures across our organization, with the majority of the work executed within Fiscal 2026 and net annualized cost savings expected to be fully realized by Fiscal 2028

2025 Term Credit Agreement	term loan credit agreement, dated as of May 9, 2025, that provided for a $500.0 million unsecured delayed draw term loan facility, now terminated

2025 Wine Divestitures
sale and, in certain instances, exclusive license to use the trademarks of a portion of our wine and spirits business, primarily centered around our then-owned mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities on June 2, 2025

3-tier
U.S. distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer; however, in control states, the state government performs the role of wholesaler and retailer

3-tier eCommerce	digital commerce experience for consumers to purchase beverage alcohol from retailers

4.40% October 2018 Senior Notes	$500.0 million principal amount of 4.40% senior notes issued in October 2018, now repaid in full

4.75% December 2015 Senior Notes	$400.0 million principal amount of 4.75% senior notes issued in December 2015, now fully redeemed

4.80% May 2025 Senior Notes	$500.0 million aggregate principal amount of senior notes issued in May 2025

4.95% October 2025 Senior Notes	$500.0 million aggregate principal amount of senior notes issued in October 2025

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I iii

TERM	MEANING
5.00% February 2023 Senior Notes	$500.0 million principal amount of 5.00% senior notes issued in February 2023, now fully redeemed

5% Threshold	a number of shares of Class A Stock equal to 9,239,463.1, as may be adjusted by any stock dividend, stock distribution, stock split, stock combination or similar transaction

ABA	alternative beverage alcohol

ABV	alcohol by volume

Administrative Agent	Bank of America, N.A., as administrative agent for the senior credit facility and the 2025 Term Credit Agreement

AI	artificial intelligence

Amended and Restated By-Laws	our amended and restated by-laws

Amended and Restated Charter	our amended and restated certificate of incorporation

AOCI	accumulated other comprehensive income (loss)

Brewery Projects	modular capacity addition activities at the Nava Brewery, Obregón Brewery, and Veracruz Brewery

California	the state of California (U.S.) unless otherwise specified

Canopy	Canopy Growth Corporation, an Ontario, Canada-based public company in which we have an investment

Canopy Equity Method Investment	an investment in Canopy common shares, no longer applicable following conversion of Canopy common shares into Exchangeable Shares in April 2024

CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours

CIO	Chief Information Officer

CircanaTM	Industry market research publication used by consumer packaged goods companies

CISO	Chief Information Security Officer

Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share

Class A Stock	our Class A Common Stock, par value $0.01 per share

CMP	crisis management plan

CODM	chief operating decision maker, our President and Chief Executive Officer

Comparable Adjustments	certain items affecting comparability that have been excluded because management uses this information in monitoring and evaluating the results and underlying business trends of the core operations of the Company and/or in internal goal setting

Conversion Time	such time as the domestic sale of marijuana could not reasonably be expected to violate the Controlled Substances Act, the Civil Asset Forfeiture Reform Act (as it relates to violation of the Controlled Substances Act), and all related applicable anti-money laundering laws

CPG	consumer packaged goods

Craft Beer Divestitures	the Four Corners Divestiture and the Funky Buddha Divestiture, collectively

CSR	corporate social responsibility

Customers	wholesale distributors, retailers (generally outside of 3-tier), state alcohol beverage control agencies which sell to consumers, and DTC purchasers

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I iv

TERM	MEANING
Depletions	represent U.S. distributor shipments of our respective branded products to retail customers, based on third-party data

DGCL	General Corporation Law of the State of Delaware

DTC	direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier

EHS	environmental, health, and safety

Employee Stock Purchase Plan	the Company’s 1989 Employee Stock Purchase Plan, under which 9,000,000 shares of Class A Stock may be issued

ERM	enterprise risk management

ESG	environmental, social, and governance

Exchangeable Shares	class of non-voting and non-participating exchangeable shares in Canopy which are convertible into common shares of Canopy on a one-for-one basis

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

Financial Statements	our consolidated financial statements and notes thereto included herein

Fiscal 2024	the Company’s fiscal year ended February 29, 2024

Fiscal 2025	the Company’s fiscal year ended February 28, 2025

Fiscal 2026	the Company’s fiscal year ended February 28, 2026

Fiscal 2027	the Company’s fiscal year ending February 28, 2027

Fiscal 2028	the Company’s fiscal year ending February 29, 2028

Fiscal 2029	the Company’s fiscal year ending February 28, 2029

Fiscal 2030	the Company’s fiscal year ending February 28, 2030

Fiscal 2031	the Company’s fiscal year ending February 28, 2031

Form 10-K	this Annual Report on Form 10-K for Fiscal 2026 unless otherwise specified

Four Corners Divestiture	sale of the Four Corners craft beer business

Funky Buddha Divestiture	sale of the Funky Buddha craft beer business

GHG	greenhouse gas

GILTI	global intangible low-taxed income

Glass Plant	glass production plant in Nava operated through an equally-owned joint venture with Owens-Illinois

IEEPA	International Emergency Economic Powers Act

Illinois	the state of Illinois (U.S.) unless otherwise specified

IRA	Inflation Reduction Act of 2022

IRP	IT incident response plan

IT	information technology

Long-Term Stock Incentive Plan	a stockholder-approved omnibus incentive plan that provides the ability to grant various types of equity and cash awards to eligible plan participants

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I v

TERM	MEANING
mainstream	wine that sells less than $11.00 per bottle at retail and sparkling wine and all other wine that sells less than $13.00 per bottle at retail, as defined by Circana™

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II — Item 7. of this Form 10-K

Mexicali Brewery	canceled brewery construction project located in Mexicali, Baja California, Mexico; sold the remaining assets classified as held for sale in July 2024

M&T	Manufacturers and Traders Trust Company

NA	not applicable

Nava	Nava, Coahuila, Mexico

Nava Brewery	our brewery located in Nava

Net sales	gross sales less promotions, returns and allowances, and excise taxes

New York	the state of New York (U.S.) unless otherwise specified

NM	not meaningful

Non-GAAP	financial measures not calculated in accordance with U.S. GAAP, for example, comparable operating income (loss)

Note(s)	notes to the consolidated financial statements under Item 8. of this Form 10-K

NPD	new product development

OB3 Act	One Big Beautiful Bill Act, signed into U.S. law on July 4, 2025

Obregón	Obregón, Sonora, Mexico

Obregón Brewery	our brewery located in Obregón

OCI	other comprehensive income (loss)

OECD	Organization for Economic Cooperation and Development

Owens-Illinois	O-I Glass, Inc., the ultimate parent of the company with which we have an equally-owned joint venture to operate the Glass Plant

Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances

premium	wine that sells between $11.00 to $24.99 per bottle at retail and sparkling wine that sells between $13.00 to $34.99 per bottle at retail, as defined by Circana™

Proxy Statement	Proxy Statement for Fiscal 2026 to be filed in connection with the 2026 Annual Meeting of Stockholders of our Company

Purple-team Tests	testing involving collaboration between offensive and defensive cybersecurity teams

Reclassification	the reclassification, exchange, and conversion of the Company’s common stock to eliminate the Class B Convertible Common Stock, par value $0.01 per share, pursuant to the terms and conditions of the Reclassification Agreement

Reclassification Agreement	reclassification agreement in support of the Reclassification, dated June 30, 2022, among the Company and the Sands Family Stockholders

retailers	on- and off-premise locations that sell products to consumers

Sands Family Stockholders	Richard Sands, Robert Sands, other members of the Sands family, and certain of their related entities

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I vi

TERM	MEANING

SEC	Securities and Exchange Commission

Section 232	tariffs imposed under Section 232 of the Trade Expansion Act of 1962, notably on aluminum and aluminum derivative product imports

Securities Act	Securities Act of 1933, as amended

SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York

SVEDKA Divestiture	sale of the SVEDKA brand and related assets, primarily including inventory and equipment on January 6, 2025

U.S.	United States of America

U.S. GAAP	generally accepted accounting principles in the U.S.

Veracruz	Heroica Veracruz, Veracruz, Mexico

Veracruz Brewery	our new brewery being constructed in Veracruz

WildStar	WildStar Partners LLC, an entity associated with the Sands family

Wine and Spirits Divestitures	the 2025 Wine Divestitures and the SVEDKA Divestiture, collectively

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I vii

PART I	ITEM 1. BUSINESS	Table of Contents
PART I
ITEM 1. BUSINESS

INTRODUCTION

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Modelo Especial, Corona Extra, Pacifico, Victoria, Kim Crawford, Ruffino, The Prisoner Wine Company, Robert Mondavi Winery, Mi CAMPO, and High West. In the U.S., we are one of the top dollar share gainers among beverage alcohol suppliers. We are also the second-largest beer company and have the #1 beer brand, Modelo Especial, in dollar sales in the U.S. We continued to strengthen our leadership position in the U.S. beer market as the #1 dollar share gainer in the overall U.S. beer market, and the #2 dollar share gainer in the high-end. Within wine and spirits, we have implemented a multi-year strategy that repositioned this business to a portfolio of exclusively higher-end brands that we believe is positioned for long-term growth, aligned to our focus on consumer-led premiumization trends, and we continue to progressively expand our supply channels through DTC and international markets. The strength of our brands makes us a supplier of choice to many of our consumers and our Customers, which include wholesale distributors and retailers. We conduct our business through entities we wholly own as well as through a variety of joint ventures and other entities.

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

•continue to build strong brands that people love with advantaged routes to market;
•build a culture that is consumer-obsessed and leverages robust innovation capabilities to stay on the forefront of consumer trends;
•deploy capital in line with disciplined and balanced priorities;
•empower the whole enterprise to achieve best-in-class operational efficiency; and
•deliver on impactful ESG initiatives that we believe are not only good business, but also good for the world.

We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a strong talent pipeline with best-in-class people development; investing in infrastructure that supports and enables our business, including data systems and architecture; and exemplifying intentional and proactive fiscal management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with our strategy to address consumer-led premiumization, product, and purchasing trends, which we anticipate will continue to drive stronger growth rates relative to the industry. To continue capitalizing on consumer-led premiumization trends, become more competitive, and aim to grow our business, we have employed a strategy dedicated to organic growth and supplemented by targeted investments and acquisitions. Our ongoing digital acceleration initiatives are aimed at driving results by enhancing our technology capabilities in key areas. Additionally, we believe our continued focus on maintaining a strong balance sheet provides a solid financial foundation to support our broader strategic initiatives. As a result of this strategy, we have realized impacts on each segment of our business.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 1

PART I	ITEM 1. BUSINESS	Table of Contents
In our beer business, we focus on upholding our leadership position in the U.S. beer market, including as a leader in the high-end segment, and continuing to seek to grow our high-end imported beer brands through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. In Fiscal 2027, we intend to continue to increase distribution for key brands, optimize growth through differentiated brand positioning, price pack architecture, and market prioritization as well as invest in the next phase of modular capacity additions necessary to support our anticipated future growth. We remain focused on consumer-led innovation by creating new line extensions behind celebrated, trusted brands and package formats, as well as new to world brands, that are intended to meet emerging needs.

In our wine and spirits business, we have repositioned the portfolio to exclusively higher-end brands that we believe are better positioned for long-term growth. With this portfolio and our continued focus on operational efficiencies, we remain committed to improving margins and driving growth. We intend to expand our brands across U.S. wholesale, international markets, and DTC channels (including hospitality) to maximize our total addressable market opportunity by leveraging our global, omni-channel capabilities.

For further information on our strategy, including factors that could impact our future results of operations and/or financial condition, see “Overview” within MD&A.

DIVESTITURES, ACQUISITIONS, AND INVESTMENTS

In connection with executing our strategy as outlined above, during Fiscal 2026 we completed the following transaction:

	Date	Description
Wine and Spirits segment
2025 Wine Divestitures	June 2025
Sold and, in certain instances, exclusively licensed the trademarks of a portion of our wine and spirits business, primarily centered around our then-owned mainstream wine brands and associated inventory, wineries, vineyards, offices; supported our focus on consumer-led premiumization trends and meeting the evolving needs of consumers.

For further information about our significant Fiscal 2026, Fiscal 2025, and Fiscal 2024 transactions, refer to (i) “Overview” within MD&A and (ii) Note 2.

BUSINESS SEGMENTS

We report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 2

PART I	ITEM 1. BUSINESS	Table of Contents
We report net sales in two reportable segments, as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025
(in millions)
Beer	$8,315.2	$8,539.8
Wine and Spirits:
Wine	700.4	1,450.1
Spirits	123.4	218.8
Total Wine and Spirits	823.8	1,668.9
Consolidated net sales	$9,139.0	$10,208.7
Beer segment
We are the #1 brewer and seller of imported beer in the U.S. market. We are also a leader in the high-end segment of the U.S. beer market, which includes the imported and ABA categories. We have the exclusive right to import, market, and sell our beer brands in all 50 states of the U.S., which include the following:

Modelo Brand Family		Corona Brand Family
Modelo Especial	Modelo Noche Especial	Corona Extra	Corona Non-Alcoholic
Modelo Chelada	Modelo Oro	Corona Familiar	Corona Premier
Modelo Negra	Modelo Spiked Aguas Frescas	Corona Light	Corona Sunbrew

Pacifico Brand	Victoria Brand Family
Pacifico	Victoria
Vicky Chamoy

We also market and sell other alcoholic and non-alcoholic brands, such as Austin Cocktails and HOPWTR.

Notable achievements in the U.S. include the following: (i) we had 6 of the top 15 share gaining brands across the total beer category, (ii) Modelo Especial was the best-selling beer overall, (iii) Corona Extra was the second largest imported beer and fifth best-selling beer overall, and (iv) Pacifico and Victoria were the top two fastest growing major imported beer brands.

During Fiscal 2026, we spent more than $700 million on modular capacity addition activities which continue at our breweries to support expected future business needs. In Fiscal 2027, we expect to spend approximately $800 million

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 3

PART I	ITEM 1. BUSINESS	Table of Contents
for capital expenditures almost entirely focused on these activities. We believe these investments allow us the opportunity to further expand our leadership position in the high-end segment of the U.S. beer market. For further information about our Brewery Projects, refer to (i) “Production” below, (ii) MD&A, and (iii) Note 6.

We are also building on the success of our leading import brand families through our innovation strategy. In Fiscal 2026 we continued to build on our successful innovation platform with the launch of new products and pack sizes aligned with our focus on consumer-led premiumization, betterment, and flavor trends including: (i) the national launch of Corona Sunbrew, (ii) two additional pack sizes of Corona Non-Alcoholic, (iii) the national launch of Modelo Chelada Limón y Sal non-alcoholic, and (iv) Modelo Noche Especial, a seasonal amber lager and our first limited time offering. Following the successful launch, we are planning another limited time offering of Modelo Noche Especial during the fall season of Fiscal 2027. Additionally, in Fiscal 2027, we launched Modelo Chelada Suprema, an 8% ABV, single-serve featuring mangonada and tropical flavors.

Wine and Spirits segment
We are a higher-end wine and spirits company in the U.S. market, with a portfolio that we believe is positioned for long-term growth. Our wine portfolio is supported by grapes purchased from independent growers, primarily in the U.S. and New Zealand, and vineyard holdings in the U.S., New Zealand, and Italy. Our wine and spirits are primarily marketed in the U.S. and also sold in Australia, Canada, Italy, New Zealand, and other major world markets.

In the U.S., we had 5 of the 100 top-selling higher-end wine brands, with Kim Crawford achieving the 8th spot. Some of our well-known wine and spirits brands and portfolio of brands include:

Wine Brands		Wine Portfolio of Brands	Spirits Brands
Kim Crawford	Ruffino	My Favorite Neighbor	Casa Noble	Mi CAMPO
Mount Veeder	Sea Smoke	Schrader Cellars	High West	Nelson’s Green Brier
Robert Mondavi Winery		The Prisoner Wine Company

In Fiscal 2026, the broader wine category continued to experience deceleration. We have been implementing actions intended to address these challenges, including portfolio repositioning, operational efficiency initiatives, and tactical measures designed to support improved business performance. While the timing and impact of these efforts remains subject to various risks and uncertainties, we believe these actions can better position our wine and spirits business for potential longer-term improvements in net sales and operational performance.

Corporate Operations and Other segment
The Corporate Operations and Other segment includes traditional corporate-related items including costs of corporate communications, corporate development, corporate finance, corporate strategy, executive management, human resources, internal audit, investor relations, IT, legal, and public affairs, as well as our investments such as those made through our corporate venture capital function.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 4

PART I	ITEM 1. BUSINESS	Table of Contents
For further information regarding net sales and operating income (loss) of our business segments and geographic areas, refer to (i) MD&A and (ii) Note 23.

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

Within the Beer segment, we have an exclusive sub-license to use trademarks related to our beer brands in the U.S. This sub-license agreement is perpetual.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 5

PART I	ITEM 1. BUSINESS	Table of Contents
COMPETITION

The beverage alcohol industry is highly competitive. We compete on the basis of quality, price, brand recognition and reputation, and distribution strength. Our products compete with other alcoholic and non-alcoholic beverages for consumer purchases, as well as shelf space in retail stores, restaurant presence, and wholesaler attention. We compete with numerous multinational producers and distributors of beverage alcohol products, some of which have greater resources than we do. Our principal competitors include:

Beer	Anheuser-Busch InBev, The Boston Beer Company, Heineken, Mark Anthony, Molson Coors

Wine	Deutsch Family Wine & Spirits, Duckhorn Portfolio, GALLO, Treasury Wine Estates, The Wine Group, Wagner Family of Wine

Spirits	Bacardi USA, Brown-Forman, Diageo, GALLO, Heaven Hill, Pernod Ricard, Proximo, Sazerac Company, Suntory Global Spirits

PRODUCTION

We currently operate two breweries located in Nava and Obregón, with a third brewery under construction in Veracruz. Ongoing modular capacity additions at our breweries ensure we can meet current demand and are well-positioned to accommodate the anticipated future growth of our high-end beer brands. For further information on these modular capacity additions, refer to (i) MD&A and (ii) Note 6.

In the U.S., we currently operate nine wineries using many varieties of grapes grown principally in the Napa, Sonoma, and Central Coast regions of California as well as the Willamette Valley region of Oregon. We also operate two wineries in New Zealand and six wineries in Italy. Grapes are normally harvested and crushed in August through November in the U.S. and Italy, and in February through May in New Zealand and stored as wine until packaged for sale under our brand names or sold in bulk. The inventories of wine are usually at their highest levels during and after the crush of each year’s grape harvest and are reduced as sold throughout the year. We currently operate three distilleries in the U.S. for the production of our spirits. Certain of our wines and spirits must be aged for multiple years. Therefore, our inventories of wines and spirits may be larger in relation to sales and total assets than in many other businesses.

RESOURCES AND AVAILABILITY OF PRODUCTION MATERIALS

The principal components in the production of our beer brands include water; agricultural products, such as yeast and grains; and packaging materials, which include glass, aluminum, and cardboard.

For our beer brands, packaging materials are the largest cost component of production, with glass bottles representing the largest cost component of our packaging materials. We aim to reduce operational waste and enhance our use of returnable, recyclable, or renewable packaging.
For Fiscal 2026, the package format mix of our beer volume sold in the U.S. was as follows:

As part of our long-term beer glass sourcing strategy, we are a partner in an equally-owned joint venture with Owens-Illinois, one of the leading manufacturers of glass containers in the world. The joint venture owns a state-of-the-art Glass Plant adjacent to our Nava Brewery. The Glass Plant supplies approximately 60% of the total annual glass bottle supply for our beer brands. We also have long-term glass supply agreements with other glass producers.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 6

PART I	ITEM 1. BUSINESS	Table of Contents
The breweries each receive water originating from separate and distinct aquifers. We believe we have adequate access to water to support these breweries’ ongoing requirements, as well as future requirements after the completion of planned modular capacity addition activities at our breweries. These breweries employ comprehensive water management practices that focus on water efficiency and wastewater treatment operations to reuse water consumed as part of the production process.

The principal components in the production of our wine and spirits products are agricultural products, such as grapes and grain, and packaging materials, primarily glass.

Most of our annual grape requirements are satisfied by grower purchases from each year’s harvest. During Fiscal 2026, we received grapes from approximately 120 independent growers located in the U.S. and 25 independent growers located in New Zealand and Italy. We enter into purchase agreements with a majority of these growers with pricing that generally varies year-to-year and is largely based on then-current market prices.

As of February 28, 2026, we owned or leased approximately 10,000 acres of land and vineyards, either fully bearing or under development, in New Zealand, the U.S., and Italy. This acreage supplied a large portion of the grapes used for the production of our wines.

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

We utilize glass and polyethylene terephthalate bottles and other materials such as caps, corks, capsules, labels, and cardboard cartons in the bottling and packaging of our wine and spirits products. After grape purchases, glass bottles are the largest component of our cost of product sold, comprising nearly all of our package format mix of our wine and spirits portfolio volume sold for Fiscal 2026. In the U.S., the glass bottle industry is highly concentrated with only a small number of producers. We have traditionally obtained, and continue to obtain, our glass requirements from a limited number of producers under long-term supply arrangements. Currently, one producer supplies most of our glass container requirements for our U.S. operations. We have been able to satisfy our requirements with respect to the foregoing and consider our sources of supply to be adequate at this time.

GOVERNMENT REGULATIONS

We are subject to a range of laws and regulations in the countries in which we operate. Where we produce products, we are subject to environmental laws and regulations and may be required to obtain environmental and alcohol beverage permits and licenses to operate our facilities. Where we market and sell products, we may be subject to laws and regulations on brand registration, packaging, labeling, and recycling, distribution methods and relationships, pricing and price changes, sales promotions, advertising, and public relations. The countries in which we operate impose duties, excise taxes, and other taxes on beverage alcohol products, and on certain raw materials used to produce our beverage alcohol products, in varying amounts. We are also subject to other laws and regulations relating

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 7

PART I	ITEM 1. BUSINESS	Table of Contents
to, among other matters, changes in officers or directors, ownership, or control; safety; employment; discrimination; privacy and data protection; cybersecurity; anti-bribery and anti-corruption; and competition.

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

SEASONALITY

The beverage alcohol industry is subject to seasonality in each major category. As a result, in response to Customer demand which precedes consumer purchases, our beer sales have historically been highest during the first and second quarters of our fiscal year, which correspond to the Spring and Summer periods in the U.S. Our wine and spirits sales have generally been highest during the third quarter of our fiscal year, primarily due to seasonal holiday buying.

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

HUMAN CAPITAL RESOURCES

As of February 28, 2026, we had approximately 9,400 employees, including approximately 1,100 employees through our equally-owned joint venture with Owens-Illinois. The number of employees may change throughout the year, such as when we employ additional workers during the grape crushing seasons.
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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 8

PART I	ITEM 1. BUSINESS	Table of Contents
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

Professional development
Building strong talent pipelines, delivering best-in-class people development, and championing professional advancement are key components of our human capital strategy which is designed to position our business for long-term growth. We are committed to offering programs, resources, and experiences that empower employees to grow their careers. The University of Constellation Brands, our learning and development center, allows employees to find opportunities to grow, develop, gain new skills and insights, explore, and expand interests through regularly updated curricula. In Fiscal 2026, we spent over $15 million in development and training costs.

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

Employee engagement
We assess employee engagement through global engagement and targeted pulse surveys, which provide feedback on a variety of topics, such as belonging, teamwork, recognition, enablement, and well-being. During Fiscal 2026, we conducted a company-wide global culture and engagement survey where we had a response rate of 87% and a favorable engagement measurement of 83% across our surveyed population.

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 9

PART I	ITEM 1. BUSINESS	Table of Contents
Our recordable incident rate as compared to the industry average is as follows:
The recordable incident rate is defined as total number of worldwide CBI work-related injuries (cases beyond first aid) per 100 full-time employees. The industry average is calculated by taking the weighted average of the most recent (2024) U.S. Bureau of Labor Statistics data for wineries, breweries, and distilleries based on our portfolio mix in February 2026, February 2025, and February 2024 for the years ended February 28, 2026, February 28, 2025, and February 29, 2024, respectively.

Empowering our employees to give back
Giving back to our communities is a value instilled by our founder, Marvin Sands, and remains core to our Company’s DNA. We empower our employees to engage in the communities where they live and work in a variety of ways, including volunteering time and through a charitable matching program available to all U.S. employees.
We match donations ranging from a maximum of $5,000 to $50,000 per year, depending on employee level, to organizations recognized as, or equivalent to, Internal Revenue Service 501(c)(3) public charities.

$8.4 million
Fiscal 2026 corporate charitable contributions, including Company match of employee donations

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive officers of the Company are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified. Information with respect to our executive officers as of April 22, 2026, is as follows:

Nicholas I. Fink Age 51
President and Chief Executive Officer
Mr. Fink has served as President and Chief Executive Officer of the Company since April 2026 and as a director since January 2021. Prior to his current role he served as Chief Executive Officer of Fortune Brands from January 2020 to March 2026; as President and Chief Operating Officer of Fortune Brands from March 2019 to January 2020; as President of Fortune Brands’ Water Innovations group from July 2016 to March 2019; and as Senior Vice President of Global Growth and Development of Fortune Brands from June 2015 to July 2016. Prior to that, he served in a number of senior leadership roles at Beam Suntory, Inc. (now known as Suntory Global Spirits), a global spirits company, including as President, Asia Pacific and South America and Senior Vice President, Chief Strategy Officer.

James O. Bourdeau Age 61
Executive Vice President and Strategic Advisor
Mr. Bourdeau is Executive Vice President and Strategic Advisor of the Company, having served in the role since March 2026. Prior to that he served as the Company’s Chief Legal Officer and Secretary from December 2017 and April 2017, respectively, until February 2026, and as Senior Vice President and General Counsel, Corporate Development from September 2014 until December 2017. Before joining the Company, Mr. Bourdeau was an attorney with the law firm of Nixon Peabody LLP from July 2000 through September 2014, and a partner from February 2005 through September 2014. Mr. Bourdeau was associated with another law firm from 1995 to 2000.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 10

PART I	ITEM 1. BUSINESS	Table of Contents

Paula K. Erickson Age 57
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

Samuel Glaetzer Age 51
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

Garth Hankinson Age 58
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

Jeffrey H. LaBarge Age 53
Executive Vice President, Chief Legal Officer, and Secretary
Mr. LaBarge is the Executive Vice President, Chief Legal Officer, and Secretary of the Company, having served in the role since March 2026. Prior to that he served as the Company’s Senior Vice President, Senior Legal Counsel from February 2025 to February 2026; Senior Vice President, General Counsel, Beer Division from January 2019 to February 2025; Senior Vice President, General Counsel, Wine & Spirits Division from December 2017 to January 2019; and Vice President, Deputy General Counsel from July 2016 to December 2017. Before joining the Company, Mr. LaBarge was an attorney and partner with the law firm of Nixon Peabody LLP from 2006 to 2016.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 11

PART I	ITEM 1. BUSINESS	Table of Contents

Michael McGrew Age 52
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

Mallika Monteiro Age 47
Executive Vice President, Managing Director, Beer Brands
Ms. Monteiro is the Executive Vice President, Managing Director, Beer Brands of the Company, having served in the role since October 2024. She also served as Interim Chief Growth and Strategy Officer of the Company from March 2025 until June 2025. Prior to that she served as the Company’s Executive Vice President, Chief Growth and Digital Officer and Managing Director, Beer Brands from December 2023 to October 2024; Executive Vice President, Chief Growth, Strategy, and Digital Officer from March 2021 to November 2023; Executive Vice President, Chief Growth and Strategy Officer from October 2019 to February 2021; and Senior Vice President, Chief Growth Officer from October 2018 to September 2019. She joined Constellation in October 2016 as Vice President, Beer Innovation and was given additional responsibilities as Chief of Staff to the Company’s Executive Management Committee in July 2018. Before joining the Company, from July 2014 to September 2016, Ms. Monteiro was a Senior Marketing Director at Anheuser Busch InBev. Prior to joining Anheuser Busch InBev, she served in roles of increasing responsibility with Beam Suntory Inc., including as Associate Brand Manager – Jim Beam from July 2007 to June 2009, Brand Manager – Cognac from July 2009 to December 2011, and Senior Brand Manager – Vodka from January 2012 to June 2014.

James A. Sabia, Jr. Age 64
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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 12

PART I	ITEM 1. BUSINESS	Table of Contents
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

The information regarding our websites and their content is for your convenience only. The references to and content of our websites is not deemed to be incorporated by reference in this Form 10-K or filed with the SEC.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 13

PART I	ITEM 1A. RISK FACTORS	Table of Contents
ITEM 1A. RISK FACTORS

In addition to information discussed elsewhere in this Form 10-K, you should carefully consider the following factors, as well as additional factors not presently known to us or that we currently deem to be immaterial, which reflect our beliefs and opinions as to factors that could materially and adversely affect our business, liquidity, financial condition, and/or results of operations in future periods, which may negatively impact the value of our securities. These factors, some of which have occurred and/or are occurring, and any of which could occur in the future, are not the only ones we face. References to past events are provided as examples only and are not intended to be a complete listing or representation as to whether such factors have occurred in the past or their likelihood of occurring in the future. The following factors are organized under relevant headings; however, they may be relevant to other headings as well.

STRATEGIC RISKS

Potential declines in the consumption of products we sell; dependence on sales of our beer brands
Our business depends upon consumers’ consumption of our products, and sales of our beer brands in the U.S. represent the vast majority of our business. Consumer preferences, behaviors, perception, and sentiment may shift due to a variety of factors, including changes in taste preferences and leisure, dining, and beverage purchasing and consumption patterns, U.S. demographic trends, changing market dynamics, including consumer-led premiumization, moderation, and betterment trends, pricing, perceived value, branding, marketing, and reputational considerations, geopolitical events and tensions, trends involving environmental sustainability and CSR matters, and other negative trends impacting our products, business, and the entire beverage alcohol industry, such as elevated product supply or inventory levels. Further, a limited or general decline in consumption in one or more of our product categories has occurred before and could occur again in the future due to a variety of factors, including:

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
•reduced consumption of beverage alcohol products, including as a result of consumers participating in fewer social occasions, stricter laws, such as those relating to consumption or driving while under the influence of alcohol, or consumer dietary preference changes, weight loss regimens and pharmaceuticals, including GLP-1 drugs, or consumers substituting legalized cannabis or hemp-derived or other similar products in lieu of beverage alcohol;
•activity from governmental entities, anti-alcohol groups, or other bodies, such as the World Health Organization, advocating measures or guidelines designed to reduce or eliminate the consumption of beverage alcohol products or require more stringent labeling or warning requirements;
•restrictions on beverage alcohol advertising and marketing;
•increased regulation restricting the purchase or consumption of beverage alcohol products;
•changes in immigration laws, regulations, policies, and enforcement impacting consumers, particularly Hispanic consumers;
•the ability of our wine and spirits business to achieve long-term growth, including through portfolio repositioning, operational efficiency initiatives, and expansion of brands by leveraging global, omni-channel capabilities as well as ongoing wine and spirits category headwinds; or
•wars or military conflicts, including the conflict in the Middle East, disease outbreaks or pandemics, quarantines, severe weather events, and natural or man-made disasters, including wildfires, droughts, floods, extreme heat, and/or late frosts.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 14

PART I	ITEM 1A. RISK FACTORS	Table of Contents
If these or any other factors cause or continue to cause a decline in the growth rate, amount, or profitability of sales of our products, particularly our beer brands in the U.S., or any material shift in consumer preferences, behaviors, perception, and sentiment in our major markets away from our products, and our beer brands in particular, or from the categories in which they compete, or if our financial or operational forecasts turn out to be inaccurate, it could adversely affect our business, liquidity, financial condition, and/or results of operations.

President and Chief Executive Officer transition
Nicholas Fink became our President and Chief Executive Officer on April 13, 2026. Our future performance will depend, in part, on the successful transition of Mr. Fink as our new President and Chief Executive Officer. Leadership transitions and the onboarding process can be inherently difficult to manage, will take time, and could result in changes in our business strategy, operations, processes, and workforce. If we do not successfully manage this transition, it may cause disruption to our business and be viewed negatively by various stakeholders, including our consumers, Customers, stockholders, employees, and/or suppliers. Our future performance will also continue to depend on the services and contributions of our other senior management and key employees to execute on our strategy and business plans and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees and the onboarding and transition of new senior leaders and key employees could significantly delay or prevent the achievement of our strategic objectives. Each of these risks could adversely affect our business, liquidity, financial condition, and/or results of operations.

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

We also divest businesses, assets, or securities of companies from time to time, including those that we believe no longer provide a strategic fit with our business, such as the 2025 Wine Divestitures. We have provided and, in the future, may provide various indemnifications in connection with divestitures of businesses or assets. Divestitures of portions of our business have also resulted and may continue to result in costs stranded in our remaining business. Delays in developing or implementing plans to address such costs could delay or prevent the accomplishment of our financial objectives, and we may be unsuccessful in partially or fully mitigating such costs. The failure to complete any planned divestitures may also result in negative business and financial results. The amount of contingent consideration, if any, received in divestitures may also vary based on various factors, including actual future brand performance.

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 15

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

In addition, our continued success depends, in part, on our ability to develop and market new products. The launch and ongoing success of new products are inherently uncertain, especially with respect to consumer appeal and our ability to deliver optimized marketing in an evolving and dynamic media landscape, including through existing and emerging digital technologies, such as AI and data analytics. A new product launch gives rise to a variety of costs which impact profitability. An unsuccessful launch can, among other things, affect consumer perception of existing brands and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations has resulted and may in the future result in inventory write-offs and other costs.

We may not complete acquisitions, divestitures, or investments on our expected terms, conditions, and timetables, and we may not realize the expected benefits of acquisitions, divestitures, investments, or NPD. We have recognized significant impairment losses and/or write-offs in connection with acquired and divested businesses and investments, such as our recent Wine and Spirits and Canopy-related impairments, and we may do so again in the future. Furthermore, our acquisitions, investments, or joint ventures may not be profitable, our forecasts regarding these activities may not be accurate, or the internal control over financial reporting of entities which we must consolidate as a result of our investment activities but do not control or wholly own may not be as robust as our internal control over financial reporting. Our failure to adequately manage the risks associated with acquisitions, divestitures, investments, or NPD, or the failure of an entity in which we have an equity or membership interest, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Dependence upon trademarks and proprietary rights; failure to protect our intellectual property rights
Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights. We have been granted numerous trademark registrations and use certain trademarks under license covering our brands and products, and we have filed, and expect to continue to file or have filed on our behalf, trademark applications seeking to protect newly developed brands and products. Trademark registrations may not be issued with respect to any such trademark applications. We could also fail to timely renew or protect a trademark, and others could challenge, invalidate, or circumvent any existing or future trademarks issued to, or licensed by, us. We have been and may continue to be subject to litigation related to our trademarks and intellectual property rights. Litigation is inherently unpredictable and subject to substantial uncertainties and unfavorable developments and resolutions could occur. In addition, the amount of time and cost to defend ourselves could be substantial. A substantial adverse judgment or other unfavorable resolution of these matters or our failure to otherwise protect our intellectual property rights as well as the costs associated with such activities could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

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
•actions we may take to enhance or safeguard our reputation and uphold our core values, including changes or activities related to our workforce, operations, sales, advertising, marketing, and NPD;

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 16

PART I	ITEM 1A. RISK FACTORS	Table of Contents
•allegations that we, or persons currently or formerly employed by or associated with us, have allegedly or actually violated applicable laws or regulations, including those related to safety, employment, discrimination, harassment, whistleblowing, privacy and data protection, corporate citizenship, improper business practices, or cybersecurity, or have otherwise engaged in negatively perceived activities;
•marketing or advertising, such as in social media, that results in our products having an unintended association with or appearance near contentious content;
•investors, activists, influencers, or other stakeholders seeking to influence our business, strategies, operations, and products;
•geopolitical events and tensions and associated negative impacts on our products and business;
•our environmental impact, including the use of agricultural and other raw materials, water, and energy, packaging, and waste management;
•perceptions and demands toward, and publicity surrounding or our performance related to, our environmental sustainability and CSR strategies, initiatives, and aspirations, including impacts of advocacy, protests, boycotts, and similar activities, and associated reporting regulations, standards, frameworks, and ratings;
•our investment in and association with a cannabis business; or
•efforts that are perceived as insufficient to promote the responsible use of alcohol or cannabis.

Various stakeholders have expressed widely divergent views on environmental sustainability, social, human capital, and governance-related matters, among others, and we are faced with conflicting expectations and regulations regarding such matters which has inhibited and may continue to inhibit our ability to achieve a consistently positive perception across our entire stakeholder base. Failure to comply with applicable laws and regulations, maintain an effective system of internal controls, provide accurate and timely financial information, or protect our information systems against service interruptions, theft, or misappropriation of data, or breaches of security, could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations, as well as require additional resources to rebuild our reputation, competitive position, and brand equity and renew investor confidence.

Competition
We operate in a highly competitive and constantly evolving industry, and our sales and/or profitability have been and could continue to be negatively affected by numerous factors, including:

•our inability to maintain or increase prices or develop successful new products and the impact of price reductions on certain products;
•increases in our advertising or marketing expenditures to maintain our competitive position;
•our inability to adopt or effectively deploy existing, new, and/or emerging technologies, including AI;
•new or emerging entrants in our market or categories, including from the convergence of beverage categories or from the participation and expansion of large, non-alcoholic beverage companies, some of which have greater resources than we do, into the beverage alcohol space;
•the consolidation of distributors, wholesalers, retailers, suppliers, and other beverage companies;
•the decision of existing or potential Customers or consumers to purchase competitors’ products instead of ours, including due to competitive pricing pressures;
•pricing, purchasing, financing, operating, advertising, or promotional and shelf space decisions made by existing or potential Customers as well as in DTC channels which may affect supply of or consumer demand for our products;
•a general decline in beverage alcohol consumption or changes in consumer preferences away from our products, including due to consumer dietary preference changes, weight loss regimens, pharmaceuticals, or consumers substituting legalized cannabis or hemp-derived or similar products in lieu of beverage alcohol; or
•consumer spending shifts, including to other consumer discretionary sectors, such as online gambling.

Our continued success also depends on our ability to attract and retain a high-quality workforce that reflects the consumers and communities we serve in a competitive environment for talent and to implement our human capital

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 17

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

OPERATIONAL RISKS

Economic and other uncertainties associated with our international operations, including tariffs
We have production facilities in the U.S., Mexico, New Zealand, and Italy and employees in various countries, and our products are sold in numerous countries. The countries in which we operate impose duties, excise taxes, and/or other taxes on beverage alcohol products, and/or on certain raw materials used to produce our beverage alcohol products in varying amounts. Governmental bodies may propose changes to international trade agreements, treaties, tariffs, taxes, and other government rules and regulations, including environmental treaties and regulations. Developments in international trade relations have produced heightened uncertainty with respect to trade and tariff policies and regulations affecting trade between the U.S. and other countries, which could continue to impact the global trade environment and tariff rates applicable to goods we or our suppliers import and export. These developments include:

•significant additional changes in U.S. trade policy and actions which include threatened, new, and increased tariffs imposed by the U.S. government on other countries, such as tariffs on aluminum and aluminum derivative product imports and other product imports from certain countries, including Mexico, Italy and the rest of the European Union, and New Zealand, and the ongoing review of the U.S.-Mexico-Canada Agreement;
•retaliatory or other tariffs and actions imposed on certain U.S. goods, including restrictions on beverage alcohol sales from U.S. producers imposed by some Canadian provinces; and
•subsequent modifications and delays to or invalidation of various tariffs and associated refund procedures, litigation, and developments, including impacts from the U.S. Supreme Court decision invalidating the use of IEEPA to authorize certain tariffs.

Significant new or increased tariffs, import and excise duties, or other taxes on or impacting beverage alcohol products, including raw and packaging materials, particularly on imports from Mexico, Italy, and New Zealand, and any additional retaliatory tariffs and actions imposed by those governments on product imports from the U.S., could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. Meanwhile, escalating geopolitical events, tensions, and trade disputes, have resulted and may continue to result in additional sanctions, tariffs, import-export restrictions, boycotts, or trade wars. These activities, when combined with any retaliatory actions that have or may be taken by other countries, have impacted and could continue to pose risk to our business as well as the global economy, such as by shifting consumer behaviors, inhibiting sales, increasing costs, causing further economic and supply chain disruptions (including impacts on prices and supply of certain commodities, such as aluminum and aluminum derivatives, corn, crude oil, natural gas, and steel) and inflationary pressures, and reducing economic activity. The extent and duration of tariffs and the resulting impacts, including on general economic conditions and the aforementioned risks, stock, credit, and capital market volatility, and our business are uncertain and depend on various factors, many of which are out of our control.

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 18

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

We have brewery operations in Mexico, wine operations in the U.S. (primarily in California), New Zealand, and Italy, and distillery operations in the U.S. California has endured and may continue to experience prolonged drought conditions which have resulted in the imposition of certain restrictions on water usage that could recur. Certain areas of California have also experienced wildfires and flooding in recent years. If these conditions or restrictions persist and/or increase in severity, it could have an adverse effect upon those operations. The water supplies for our breweries, which originate from separate and distinct aquifers, are subject to disruption which could impact our ability to produce our products. Mexico recently reformed certain laws related to water rights, which altered the country’s regulatory framework governing water resources. Among the changes were a prohibition on the transfer of water concessions between private parties, elimination of the private secondary market for concessions, and new sanctions for water-related violations. The sources of water, methods of water delivery, water quality, or water needs to support our ongoing requirements may change materially in the future. We may incur additional expenses for improving water delivery, quality, and efficiency; securing sufficient water sources and supplies; and compliance with legal requirements.

Our breweries, the Glass Plant, our wineries, and our distilleries use a large volume of agricultural and other raw materials to produce our products. These include corn starch and sugars, malt, hops, fruits, yeast, and water for our breweries; soda ash and silica sand for the Glass Plant; grapes and water for our wineries; and grain and water for our distilleries. Our breweries, wineries, and distilleries all use large amounts of various packaging materials, including glass, aluminum, cardboard, and other paper products. Our production facilities also use electricity, natural gas, and diesel fuel in addition to renewable energy sources in their operations. Certain raw materials and packaging materials are purchased under contracts of varying maturities. The supply, on-time availability, and cost of raw, packaging, and other materials, energy, and other commodities have been and may continue to be affected by many factors beyond our control, including economic factors, legal and regulatory requirements, including tariffs and extended producer responsibility and post-consumer recycled content obligations, supply chain disruptions, inflationary pressures, market demand, geopolitical events and tensions, wars, military conflicts, including the conflict in the Middle East, weather events or natural or man-made disasters, including droughts, storms, and wildfires, plant diseases, and theft.

Our breweries, wineries, and distilleries are also dependent upon an adequate supply of glass bottles. Glass bottle costs are one of our largest components of cost of product sold. The Glass Plant produces a majority of the total annual glass bottle supply for our beer brands, and we have a small number of other suppliers of glass bottles for our beer brands. At times, we have experienced glass bottle purchasing shortages, which could occur again in the future. Meanwhile, we have two aluminum can suppliers that provide all of our total annual requirements for our beer brands, with one of those suppliers providing a majority of our aluminum can requirements. In the U.S., glass bottles have only a small number of producers, and one producer supplies a majority of our glass container requirements for our U.S. wine and spirits operations.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 19

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Reliance upon complex information systems and third-party global networks; cybersecurity; AI
We depend on IT to enable us to operate efficiently and interface with Customers, suppliers, and consumers, maintain financial accuracy and efficiency, and effect accurate and timely governmental reporting, among other activities. If we do not allocate and effectively manage the resources to build and sustain appropriate technology infrastructure, including our global enterprise resource planning system and our unified finance platform, we could be subject to transaction or data integrity errors, processing inefficiencies, increased costs, loss of Customers, business disruptions, loss of or damage to intellectual property or proprietary information, including through a security breach, penalties associated with the failure to timely file governmental reports, and/or other difficulties. Many groups on a worldwide basis have experienced increases in electronic security breaches, cyberattacks, and other hacking activities such as phishing attacks, denial of service, malware, ransomware, and cyber extortion, and there is the possibility of retaliatory cyberattacks, including by state-sponsored organizations. As with all large IT systems, we have been a target of cyberattackers and other hacking activities and our systems could be penetrated by increasingly sophisticated external or internal threat actors (including through the use of existing and emerging technologies, such as AI) intent on extracting confidential or proprietary information, corrupting our information, disrupting our business processes, engaging in the unauthorized use of strategic information about us or our employees, Customers, or consumers, or demanding monetary payment. Such unauthorized access could disrupt our operations and result in various costs and adverse consequences, including the loss of assets, decreased sales, litigation, regulatory actions, remediation costs, increased cybersecurity protection costs, damage to our reputation, harm to our employees, or the failure by us to retain or attract Customers or consumers following such an event.

We have outsourced various functions to third-party service providers, including cloud-based technology providers, and may outsource other functions in the future. We rely on such third-parties to provide services on a timely and effective basis, but we do not ultimately control their performance. In addition, our Customers, suppliers, joint venture partners, and other external business partners utilize their own IT systems that are subject to similar risks to us as described above. Their failure to perform as expected or as required by contract, or additional cyberattacks on them that disrupts their systems, could result in significant disruptions and costs to our operations or, in the case of third-party service providers, a penetration of our systems.

The swift pace of technological change has led to a nonuniform and complex set of cybersecurity and data privacy laws, regulations, and standards. Meanwhile, the recent proliferation and rapid evolution of AI technologies, including generative AI, machine learning, and agentic AI, has resulted in new challenges, including business, legal and regulatory, and ethical considerations and uncertainty. For example, the use of AI technologies without adequate safeguards could produce flawed or inaccurate recommendations, suggestions, or outcomes or other unintended results or potential vulnerabilities or expose us to liability or adverse legal or regulatory consequences. AI technologies may also intensify the risk of threat actors using such technologies to enhance their capabilities. Our employees and third-party service providers may not follow the governance framework addressing the use of AI technologies we implemented, including if such providers incorporate AI technologies into their products or systems without disclosing this use to us. We expect that our continued success will depend, in part, on our and our third-party service providers’ ability to continue to effectively leverage existing and emerging technologies, such as AI and data analytics, to gain relevant insights and enhance our business. These circumstances may create risks in our ability to address existing or rapidly developing regulatory or industry standards related to AI technologies and data privacy and to successfully and responsibly utilize AI technologies.

To the extent any of the foregoing factors result in significant disruptions and costs to our operations, fail to produce the anticipated benefits, compromise confidential or sensitive information, imperil our intellectual property, result in harm to our reputation and the public perception of the effectiveness of our IT systems and cybersecurity measures,

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 20

PART I	ITEM 1A. RISK FACTORS	Table of Contents
result in litigation or regulatory actions, and/or reduce the effectiveness of our internal control over financial reporting, it could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Dependence on limited facilities for production of our beer brands; impacts from Brewery Projects
We are dependent on our breweries to fulfill our beer brands’ production requirements. Modular capacity addition activities continue at our breweries, with initial production at the Veracruz Brewery expected to commence around the middle of Fiscal 2027. These activities are subject to risks of completion delays, cost overruns, and asset impairments, such as the prior asset impairments at the canceled Mexicali Brewery and, more recently, at the Obregón Brewery. We may not achieve the intended financial and operational benefits of these investments, including if we develop excess capacity that outpaces demand for our beer brands.

The Brewery Projects and similar wine and spirits projects are subject to various regulatory and developmental risks, including our ability to obtain timely certificate authorizations, necessary approvals and permits from regulatory agencies on terms that are acceptable to us or at all; potential changes in federal, state, and local laws and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project; our inability to acquire rights-of-way or land or water rights on a timely basis on terms that are acceptable to us; or our inability to acquire the necessary energy supplies, including electricity, natural gas, and diesel fuel. Any of these or other unanticipated events could halt or delay the Brewery Projects.

We may not be able to satisfy our product supply requirements for our beer brands in the event of a significant disruption at or the partial or total destruction of our breweries or the Glass Plant; difficulty shipping and/or warehousing raw materials and product into, within, and/or out of the U.S. or Mexico, including in the event of rail or other freight shipping disruptions with our major providers in each country; or a temporary inability to produce our product due to closure or lower production levels of one or more of our breweries. A prolonged closure or restriction of the border between the U.S. and Mexico, particularly at key product and supply crossing points, could result in temporary or longer-term disruptions of sales, consumption, and trade patterns, supply chains, production processes, and/or operations. Also, if the contemplated modular capacity additions at our breweries are abandoned or not otherwise completed by their targeted completion dates, we may not be able to produce sufficient quantities of our beer to satisfy our needs in the future. Under such circumstances, we may be unable to obtain our beer at a reasonable price from another source, if at all. A significant disruption at our breweries, or the Glass Plant, even on a short-term basis, could impair our ability to produce and ship products to market on a timely basis. Alternative facilities with sufficient capacity or capabilities may not readily be available, may cost substantially more, or may take a significant time to start production, any of which could have a material adverse effect on our product supply, business, liquidity, financial condition, and/or results of operations.

Operational disruptions or catastrophic loss to breweries, wineries, other facilities, or distribution systems
All of our beer products are produced at our breweries. Many of the workers at these breweries are covered by collective bargaining agreements. The Glass Plant produces a majority of the total annual glass bottle supply for our beer brands. Several of our vineyards and production and distribution facilities, including certain California and Oregon wineries, are in areas prone to seismic activity. Additionally, we have various vineyards and wineries in California and Oregon which have experienced wildfires, landslides, and/or severe winter storms.

If any of these or other of our properties and production facilities, including third-party production facilities, were to experience a significant operational disruption or catastrophic loss, it could delay or disrupt production, shipments, and sales, and result in potentially significant expenses to repair or replace these properties or find suitable alternative providers. Also, our production facilities are asset intensive. As our operations are concentrated in a limited number of production and distribution facilities, we are more likely to experience a significant operational disruption or catastrophic loss in any one location from acts of war or terrorism, natural or man-made disasters, public health crises, labor strikes or other labor activities, cyberattacks and other attempts to penetrate our or our third-party service providers’ IT systems or the IT used by our non-production employees who work remotely, or unavailability of raw or packaging materials. We may be impacted by increases in global energy prices or reduced supply, particularly for crude oil and natural gas, including as a result of geopolitical events and tensions, wars, and military conflicts,

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 21

PART I	ITEM 1A. RISK FACTORS	Table of Contents
including the conflict in the Middle East. If a significant operational disruption or catastrophic loss were to occur, we could breach agreements, our reputation could be harmed, and our business, liquidity, financial condition, and/or results of operations could be adversely affected by, among other items, higher maintenance charges, unexpected capital spending, or product supply constraints.

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

Severe weather and natural or man-made disasters; climate change; environmental sustainability and CSR-related regulatory compliance; failure to meet environmental sustainability and CSR commitments and aspirations
Our business depends upon agricultural activity and natural and human capital resources. There has been much public discussion related to concerns that GHGs may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Severe weather events and natural disasters, such as our experiences with wildfires, drought, and/or flooding in California and Oregon, severe winter storms in California, Texas, or Mexico, or late frosts or flooding in New Zealand, and climate change may negatively affect agricultural productivity in the regions from which we source our various agricultural raw materials or the energy powering our production facilities. Decreased availability of our raw materials may increase our cost of product sold. Severe weather events and natural or man-made disasters or changes in their frequency or intensity can also impact product quality; disrupt our supply chains, which may affect production operations, insurance cost and coverage, and delivery of our products to Customers and consumers; and negatively affect the ability of consumers to purchase our products.

The landscape related to environmental sustainability and CSR-related regulation, compliance, and reporting is constantly evolving, including changing in scope and complexity. For example, the European Commission and the SEC have promulgated rules that would require significantly increased disclosures related to climate change, although each body has taken subsequent actions to limit or abandon their rules. Meanwhile, various stakeholders, including governmental bodies, have increasingly expressed or pursued opposing views, sentiments, policies, legislation, and investment expectations with respect to environmental sustainability, social, human capital, and similar initiatives.

We may experience significant future increases in the costs associated with environmental sustainability and CSR-related matters, including fees, licenses, personnel, consultants, reporting, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements, to address other regulations, standards, frameworks, ratings, and activities from various governmental entities and other stakeholders, in our ongoing handling of investor, activist, or influencer activities and campaigns, and/or in the event of investigations or litigation related to such matters. We have disclosed various strategies, initiatives, and aspirations in these areas, including on water stewardship, GHG emissions, waste reduction, and circular packaging, such as reducing our water use efficiency ratio and certain GHG emissions at our breweries, and we may disclose new or updated strategies, initiatives, and aspirations in these areas in the future. The achievement of such commitments or aspirations along with our broader value chain engagement efforts have required and will continue to require us and in some cases third parties with which we do business, such as our suppliers, to make investments and allocate resources.

In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. Due to regulatory complexities, governmental or contractual requirements, uncertainties inherent in litigation, and the risk of unidentified contaminants at our current and former properties, the potential exists for remediation, liability, indemnification, and other costs to differ materially from the costs that we have estimated. We may also incur costs associated with environmental compliance arising from events we cannot control, such as natural or man-made disasters. We may not allot sufficient resources to attain, may not ultimately achieve, may be unable to satisfy all stakeholders regarding, and/or may be subject to government enforcement actions, fines, proceedings, or litigation related to our commitments and aspirations, and

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 22

PART I	ITEM 1A. RISK FACTORS	Table of Contents
our costs in relation to any of the foregoing matters may exceed our projections, which could have a material adverse effect upon our business, liquidity, financial condition, and/or results of operations. Even if we achieve our environmental sustainability and CSR commitments and aspirations, we may not realize all of the benefits that we expected.

Success of cost savings, restructuring, and efficiency initiatives
We are seeking to continue to unlock cost savings through a wide range of initiatives and restructuring actions, including the 2025 Restructuring Initiative, and we may institute additional cost savings, restructuring, and efficiency measures in the future. These cost reduction and efficiency measures include, but are not limited to, enhancing our organizational efficiency and optimizing expenditures across our organization, such as future opportunities identified across supplier and sourcing optimization, innovation to reduce material and manufacturing costs, and productivity gains across logistics. We may not achieve the full anticipated amounts or efficiencies from our cost savings, restructuring, and efficiency initiatives. For example, actual charges, costs, and adjustments in connection with these activities may vary materially from our estimates, and events and circumstances, such as financial or strategic difficulties, delays, and unexpected developments, may occur. These activities may also cause potential disruptions to our business or divert management’s time and attention from other business priorities. If we are unable to realize all or a portion of the full anticipated cost savings or efficiencies, or if we do not realize such savings or efficiencies on our expected timetable, our ability to fund other initiatives and achieve our financial outlook may be adversely affected. The failure to implement our cost savings, restructuring, and efficiency initiatives in accordance with our expectations could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Reliance on wholesale distributors, major retailers, and government agencies
Local market structures and distribution channels vary worldwide. Within our primary market in the U.S., we offer a range of beverage alcohol products with generally separate distribution networks utilized for our beer portfolio and our wine and spirits portfolio. In the U.S., we sell our products principally to wholesalers for resale to retailers and directly to government agencies. We have an exclusive arrangement with one wholesaler that generates a large portion of our branded U.S. wine and spirits net sales, and we have one wholesaler for our beer portfolio which, through multiple entities, represents approximately one-quarter of our consolidated net sales. Customers of our products offer directly competing products that vie for retail shelf space, restaurant presence, wholesaler attention, promotional support, and consumer purchases, and our Customers may give higher priority to products of our competitors. Employees of wholesalers or retailers of our products have engaged and may in the future engage in labor strikes, other work stoppages, or other labor activities. Such activities or the replacement or poor performance of our major Customers could result in temporary or longer-term sales disruptions and could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Food safety and quality, including contamination and product degradation from diseases, pests, and weather and other conditions
Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect sales. Various diseases, pests, fungi, viruses, drought, frosts, wildfires, and certain other weather conditions or the effects of climate conditions, such as smoke taint sustained during the 2020 U.S. West Coast wildfires or the late frost experienced in New Zealand in calendar 2021, could affect the quality and quantity of barley, hops, grapes, and other agricultural raw materials available and decrease the supply and quality of our products. Similarly, power disruptions, such as the outage at our Nava Brewery due to severe winter weather events in calendar 2021, could adversely impact our production processes and the quality of our products. We or our suppliers of agricultural raw materials may not succeed in preventing contamination in existing or future vineyards, fields, or production facilities. Future government restrictions regarding the use of certain materials used in growing grapes or other agricultural raw materials may increase vineyard costs and/or reduce production of grapes or other crops. It is also possible that a supplier may not provide materials or product components which meet our required standards or may falsify documentation associated with the fulfillment of those requirements.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 23

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Outbreaks of communicable infections or diseases, pandemics, or other widespread public health crises impacting our consumers, Customers, employees, and/or suppliers
Communicable disease outbreaks, such as the COVID-19 pandemic, and other widespread public health crises have resulted and in the future could result in disruptions and damage to our business caused by potential negative consumer purchasing behavior and reduced consumption as well as disruption to our supply chains, production processes, and operations. This includes containment actions that restrict consumer purchasing occasions, including from the inability to leave home or otherwise shop in a normal manner, cancellations of public events, venue closures, or capacity restrictions, as well as reductions in consumer discretionary income due to reduced or limited work and layoffs. Supply disruption may result from restrictions on the ability of employees and others in the supply chain to travel and work, including from quarantines, individual illnesses, or border closures imposed by governments to deter the spread of communicable infections or diseases; determinations by us or our suppliers or distributors to temporarily suspend operations in affected areas; or other actions which restrict or otherwise negatively impact our ability to produce, package, and ship our products, our distributors’ ability to distribute our products, or our suppliers’ ability to provide us with raw, packaging, and other materials. Channels of entry may be closed or operate at reduced capacity, or transportation of product or materials within a region or country may be limited. Our operations and the operations of our suppliers may become less efficient or otherwise be negatively impacted if our or their executive management or other key operational personnel are unable to work or if a significant percentage of our workforce is unable to work at all or at their normal production facility. A future widespread health crisis could once again negatively affect the economies and financial markets of many countries resulting in a global economic downturn which could negatively impact demand for our products and our ability to borrow money. Any of these events could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Labor activities could increase our costs
If our employees were to engage in a labor strike, other work stoppage, or other labor activities, we could experience an operational disruption, incur higher ongoing labor costs, and/or suffer reputational harm, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

FINANCIAL AND ECONOMIC RISKS

Indebtedness, credit ratings, interest rate fluctuations, and credit market disruptions or volatility
We have incurred indebtedness to finance investments and acquisitions, refinance other indebtedness, fund beer operations capacity additions and other capital expenditures, pay cash dividends, repurchase shares of our common stock, and fund other general corporate purposes, including working capital. In the future, we may continue to incur indebtedness for any or all of these activities. We are exposed to risks associated with interest rate fluctuations, including for our variable interest rate debt, and disruption or volatility in the credit markets. The current interest rate environment is elevated relative to the interest rates on certain of our outstanding indebtedness that will be maturing over the next several years. If we experience reduced access to credit or higher future interest rates to refinance our maturing indebtedness, to incur additional indebtedness, or on our variable interest rate exposures, it could increase our overall interest expense and adversely affect our liquidity and capital resources. In addition, our business may not

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 24

PART I	ITEM 1A. RISK FACTORS	Table of Contents
generate sufficient cash flow from operations to meet all our debt service requirements, return value to stockholders such as through payment of dividends or repurchases of shares of our common stock, achieve or maintain our target comparable net leverage ratio, and fund our general corporate and capital requirements. Interest rate fluctuations and credit market disruption or volatility may also impact our consumers, Customers, and/or suppliers which could, in turn, adversely effect our business, liquidity, financial condition, and/or results of operations.

Our current and future debt service obligations and covenants could have important consequences. These consequences include, or may include, the following:

•our ability to obtain financing for future working capital needs, investments, acquisitions, or other purposes may be limited;
•our funds available for operations, capacity additions, dividends or other distributions, or share repurchases may be reduced because we dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness;
•our ability to conduct our business could be limited by restrictive covenants; and
•our vulnerability to adverse economic conditions may be greater than less leveraged competitors and, thus, our ability to withstand competitive pressures may be limited.

Additionally, any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in an event of default under the terms of those instruments and a downgrade to our credit ratings. A downgrade to our credit ratings for any of these or other reasons would increase our borrowing costs and could affect our ability to issue commercial paper or negatively impact the terms under which we refinance our debt. Certain of our debt facilities also contain change of control provisions which, if triggered, may result in an acceleration of our obligation to repay the debt. In addition, certain of our debt and derivative financial instruments have, or in the future could have, interest rates that are tied to reference rates, such as SOFR. The volatility and availability of such reference rates, including establishment of alternative reference rates, is out of our control. Changes to or the unavailability of such rates or the manner for calculation of such reference rates could result in increases to the cost of our debt. In addition, our 2025 Credit Agreement (i) restricts repayment of the loans under the credit agreement with proceeds derived, directly or indirectly, from Canopy prior to the Conversion Time, (ii) restricts the use of proceeds from the loans under our credit agreement, directly or indirectly, for any investment in, transaction with, or to fund the activities of or business with Canopy prior to the Conversion Time, and (iii) provides that we will not convert any of our outstanding Exchangeable Shares for Canopy common shares or own any Canopy common shares until the Conversion Time.

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

International operations, worldwide and regional economic trends and financial market conditions, geopolitical uncertainty, or other governmental rules and regulations
Risks associated with international operations which have occurred before and could occur again in the future, and any of which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations, include:

•changes in political, economic, social, and labor conditions in U.S., Mexico, and international locales, including as a result of elections, potential government shutdowns, or other events;
•disruption from wars and military conflicts, including the conflict in the Middle East, terrorism, civil unrest, kidnapping, drug-related, workplace, or other types of violence, and other criminal and cartel activities;
•restrictions on foreign ownership and investments or on repatriation of cash earned outside the U.S.;

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 25

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

Unfavorable global or regional economic conditions, including trade barriers, tariffs, trade wars, economic slowdown or recession, instability in the banking sector, and the disruption, volatility, and tightening of credit and capital markets, as well as unemployment, tax increases, governmental spending cuts, or continuing high levels of inflation, could affect consumer spending patterns and purchases of our products. These could also create or exacerbate credit issues, cash flow issues, and other financial hardships for us and our consumers, Customers, and suppliers. The inability of Customers and suppliers to access liquidity could impact our ability to produce and distribute our products.

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

Class action or other litigation, including relating to alleged securities law violations, abuse or misuse of our products, product liability, marketing or sales practices, or other matters
We have been and may continue to be subject to litigation, including the legal proceedings described under Item 3. of this Form 10-K. There has also been public attention directed at the beverage alcohol industry, which we believe is due to concerns related to harmful use of alcohol, including drinking and driving, underage drinking, and health consequences from the misuse of alcohol. In addition, we have been and could continue to be exposed to claims or lawsuits relating to product liability, marketing or sales practices, including product labeling, false advertising, privacy, website accessibility, and other matters. With our international operations, we have been and may continue to be subject to risk of a wide variety of other legal claims and proceedings by external parties, employees, and stockholders.

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 26

PART I	ITEM 1A. RISK FACTORS	Table of Contents
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

U.S. tax changes or changes in how international corporations are taxed, including changes from the OB3 Act, in how existing tax laws are interpreted or enforced, or to accounting standards, elections, or assertions as well as to our accounting policies, could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. For example, the OECD introduced a framework under Pillar Two which includes a 15% global minimum tax rate. Many jurisdictions in which we do business have started to enact laws implementing, or have draft legislation proposed for adoption to implement, Pillar Two. We are monitoring impacts of the OB3 Act that are expected to negatively impact our effective tax rate for Fiscal 2027 as well as developments around Pillar Two because such changes, when enacted by various jurisdictions in which we do business, may significantly increase our taxes in these jurisdictions.

Cash dividends and share repurchases are subject to a number of uncertainties and may affect the price of our common stock
Our capital allocation strategy contemplates quarterly cash dividends and periodic share repurchases under our share repurchase program. We typically fund our cash dividends and share repurchases through a combination of cash flow from operations, borrowings, and/or divestiture proceeds. However, we are not required to declare dividends or to make any share repurchases under our share repurchase program. We may discontinue, limit, suspend, delay, or decrease our dividends and share repurchases at any time without prior notice; the amount of such dividends and repurchases may be changed; and the amount, timing, and frequency of such dividends and repurchases may vary from historical practice or from our stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, delay, or decrease our cash dividends or share repurchases include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to our ability to obtain financing at attractive rates, the impact on our credit ratings, changes in laws or regulations, and the availability of cash. The IRA imposes an excise tax of 1% on share repurchases, and the ongoing impact of this excise tax will be dependent on the extent of our share repurchases in future periods along with any changes to the excise tax rate and could increase our tax liability. The reduction or elimination of our cash dividend or longer suspension or elimination of our share repurchase program could adversely affect the market price of our common stock. Additionally, any share repurchases may not enhance stockholder value because the market price of our common stock has, at times, declined and may once again decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

GOVERNANCE RISKS

Sands Family Stockholder Class A Stock ownership and Board of Directors nomination rights
Until November 2027 and so long as the Sands Family Stockholders, collectively, have beneficial or record ownership of at least 10% of the issued and outstanding shares of Class A Stock, our Board of Directors will, subject to the

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 27

PART I	ITEM 1A. RISK FACTORS	Table of Contents
procedures and limitations set forth in the Reclassification Agreement, nominate two individuals designated by WildStar for election to our Board of Directors at any annual meeting of our stockholders at which directors are to be elected (or otherwise in connection with any action by written consent pursuant to which a majority of the Board of Directors will be elected). In addition, until November 2027, so long as the Sands Family Stockholders, collectively, have beneficial or record ownership of less than 10% but at least the 5% Threshold, and after the five-year anniversary of the closing of the Reclassification in November 2027 and so long as the Sands Family Stockholders, collectively, have beneficial or record ownership of at least the 5% Threshold, our Board of Directors will, subject to the procedures and limitations set forth in the Reclassification Agreement, nominate one individual designated by WildStar for election to the Board of Directors at any annual meeting of our stockholders at which directors are to be elected (or otherwise in connection with any action by written consent pursuant to which a majority of the Board of Directors will be elected).

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 28

PART I	OTHER KEY INFORMATION	Table of Contents
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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 29

PART I	OTHER KEY INFORMATION	Table of Contents
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

Our enterprise-wide cybersecurity program is managed by a dedicated information security team, including our Cyber and Privacy Risk Committee described above, led by our CISO. Our CISO has more than 25 years of technology experience across various disciplines, including more than 15 years of experience as a CISO in the financial, manufacturing, and CPG industries. He has led our global information security organization for more than six years. In addition to his employment experience in the cybersecurity field, our CISO has a Master of Business Administration in management and operations and a Bachelor’s Degree in technology management, and he has served on corporate and industry advisory boards related to cybersecurity, all of which have provided him with skills and experience to manage our global information security function. Our CISO reports to our CIO, who meets regularly with other members of our executive team and provides relevant updates on our cybersecurity program.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 30

PART I	OTHER KEY INFORMATION	Table of Contents
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

We believe that our facilities, taken as a whole, are in good condition and working order. Within the Beer segment, we believe we have adequate capacity to meet our current needs and we have undertaken activities to increase our production capacity to address our anticipated future demand. Within the Wine and Spirits segment, we believe we have adequate capacity to meet our needs for the foreseeable future. As of February 28, 2026, our principal physical properties by segment, all of which are owned unless otherwise noted, consist of:

Beer	Wine and Spirits
Breweries
•Nava Brewery in Nava
•Obregón Brewery in Obregón
•Veracruz Brewery in Veracruz (1)

Warehouse, distribution, and other production facilities
•Glass Plant in Nava
•Warehouse in Arlington, Texas (2)
•Warehouse in Hutchins, Texas (2)
•Warehouse in Jacksonville, Florida (2)
•Warehouse in Jurupa Valley, California (2)

Wineries
•Kim Crawford Winery in Marlborough, New Zealand
•The Prisoner Wine Company in St. Helena, California
•Robert Mondavi Winery in Oakville, California

Warehouse, distribution, and other production facilities
•Lodi Distribution Center in Lodi, California
•Pontassieve Winery in Florence, Italy

(1)Initial production is expected to commence around the middle of Fiscal 2027.
(2)This is a leased facility.

Within our Wine and Spirits segment, as of February 28, 2026, we owned, leased, or had interests in approximately 6,300 acres of vineyards in New Zealand, 2,300 acres of vineyards in the U.S., and 1,400 acres of vineyards in Italy.

ITEM 3. LEGAL PROCEEDINGS

On February 18, 2025, a purported stockholder of the Company filed a putative class action in the United States District Court for the Western District of New York captioned Meza v. Constellation Brands, Inc., et al., Case No. 6:25-cv-6107 (W.D.N.Y.). The complaint names as defendants the Company, our former President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, and asserts claims for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder arising from allegedly materially false or misleading statements or omissions of purportedly material fact concerning, among other things, the Company’s strategies intended to improve the performance of our Wine and Spirits business. On July 17, 2025, an amended complaint was filed in the Meza litigation. The amended complaint asserts the same causes of action against the same defendants, but alleges materially false or misleading statements or omissions of purportedly material fact concerning, among other things, the prospects of our beer business. The amended complaint does not allege misstatements or omissions regarding our wine and spirits business. The amended complaint seeks, among

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 31

PART I	OTHER KEY INFORMATION	Table of Contents
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

For additional information regarding Legal Proceedings, see Risk Factors and Note 17.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 32

PART II	OTHER KEY INFORMATION	Table of Contents
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Stock trades on the New York Stock Exchange under the symbol STZ. There is no public trading market for our Class 1 Stock. At April 17, 2026, the number of holders of record of our Class A Stock and Class 1 Stock were 441 and 18, respectively.

For information regarding dividends and share repurchase programs, see (i) MD&A and (ii) Note 18.

For information on securities authorized for issuance under our equity compensation plans, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under Item 12. of this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
(in millions, except share and per share data)
December 1 – 31, 2025	—	$—	—	$3,175.9
January 1 – 31, 2026	—	$—	—	$3,175.9
February 1 – 28, 2026	646,824	$154.60	646,824	$3,075.9
Total	646,824	$154.60	646,824
(1)In April 2025, we announced that our Board of Directors authorized the repurchase of up to $4.0 billion of our publicly traded common stock under the 2025 Authorization. The 2025 Authorization expires on February 29, 2028. Share repurchases for the periods included herein were effected through open market transactions and exclude the impact of Federal excise tax owed pursuant to the IRA. Subsequent to February 28, 2026, we repurchased 641,481 shares of Class A Stock pursuant to the 2025 Authorization at an average cost of $153.86 per share through open market transactions and a 10b5-1 Trading Plan. As of April 17, 2026, $2,977.2 million remains available for future share repurchases under the 2025 Authorization.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 33

PART II	ITEM 7. MD&A	Table of Contents
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” located in our Form 10-K for the fiscal year ended February 28, 2025, filed on April 23, 2025, for reference to discussion of the fiscal year ended February 29, 2024, the earliest of the three fiscal years presented. This MD&A, which should be read in conjunction with our Financial Statements, is organized as follows:

Overview
This section provides a general description of our business and brief descriptions of Fiscal 2025 goodwill and trademarks impairments, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

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

Critical accounting policies and estimates
This section identifies accounting policies that are considered important to our results of operations and financial condition, require significant judgment, and involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1.

OVERVIEW

Our internal management financial reporting consists of two business divisions: (i) Beer and (ii) Wine and Spirits and we report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other. In the Beer segment, our portfolio consists of high-end imported beer brands and ABAs. We have an exclusive perpetual brand license to produce our beer portfolio and to import, market, and sell such portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio comprised of exclusively higher-end wine and spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of corporate communications, corporate development, corporate finance, corporate strategy, executive management, human resources, internal audit, investor relations, IT, legal, and public affairs, as well as our investments such as those made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 34

PART II	ITEM 7. MD&A	Table of Contents
Goodwill impairment
In connection with continued negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our then-owned mainstream and premium wine brands, management updated its Fiscal 2025 outlook and latest financial projections for this reporting unit. Based on the aforementioned factors, we performed an interim quantitative assessment, as of August 31, 2024, and a Fiscal 2025 annual quantitative assessment for goodwill impairment which resulted in a $2,740.7 million total goodwill impairment and the carrying value being written down to zero. This loss was included in goodwill and intangible assets impairment within our consolidated results for Fiscal 2025. See Notes 8, 9, and 14 for further discussion.

Trademarks impairment
In connection with the assessment of the same events and circumstances that resulted in the wine and spirits goodwill carrying value being written down to zero, we completed a quantitative assessment of our wine trademarks. As a result, we recognized a $57.0 million trademark impairment on certain then-existing held for sale wine brands. This loss was included in goodwill and intangible assets impairment within our consolidated results of operations for Fiscal 2025. See Note 8 for further discussion.

STRATEGY

Our business strategy for the Beer segment focuses on upholding our leadership position in the U.S. beer market, including as a leader in the high-end segment, and continuing to seek to grow our high-end imported beer brands through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. In Fiscal 2027, we intend to continue to increase distribution for key brands, optimize growth through differentiated brand positioning, price pack architecture, and market prioritization as well as invest in the next phase of modular capacity additions necessary to support our anticipated future growth. Modular capacity addition activities continue under our Brewery Projects to align with our anticipated future growth. See “Capital Expenditures” below. Additionally, we continue to focus on consumer-led innovation by creating new line extensions behind celebrated, trusted brands and package formats, as well as new to world brands, that are intended to meet emerging needs.

Our business strategy for the Wine and Spirits segment continues to focus on delivering long-term growth. With our portfolio of exclusively higher-end brands and our continued focus on operational efficiencies, we remain committed to improving margins and driving growth. We intend to expand our brands across U.S. wholesale, international markets, and DTC channels (including hospitality) to maximize our total addressable market opportunity by leveraging our global, omni-channel capabilities. We have a contractual arrangement with Southern Glazer’s Wine and Spirits which consolidated our U.S. distribution and currently represents nearly 70% of our U.S. branded wine and spirits volume.

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

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to continue to achieve comparable earnings per share growth as well as our target ratios for (i) comparable net leverage and (ii) dividend payout; investing to support the growth of our business; and delivering additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been and may continue to be affected by the dynamic and evolving consumer environment largely driven by ongoing economic uncertainty and additional headwinds from other socioeconomic factors. These factors

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 35

PART II	ITEM 7. MD&A	Table of Contents
may include subdued spend, depressed sentiment, value-seeking behaviors, and reductions in the discretionary income available to purchase our products among consumers, elevated unemployment, changing prices, inflation, other unfavorable global and regional economic conditions, demographic trends in the U.S., global supply chain disruptions and constraints, geopolitical events and tensions, wars, and military conflicts, including the conflict in the Middle East.

Developments in international trade relations, including significant additional changes in U.S. trade policy and actions which may include threatened, new, and increased tariffs imposed by the U.S. government on other countries, retaliatory tariffs and actions imposed on certain U.S. goods, and subsequent modifications and delays to or invalidation of various tariffs as well as associated litigation and developments have produced heightened uncertainty with respect to trade and tariff policies and regulations affecting trade between the U.S. and other countries, which could continue to alter the global trade environment. For example, the U.S. government has imposed tariffs on certain product imports, including on aluminum and aluminum derivatives, and certain other countries have implemented tariffs and other actions on U.S. goods, such as boycotts and tariffs on certain product imports originating from the U.S. imposed by the Canadian federal and some provincial governments and retaliatory tariffs in other international markets, although some of these tariffs were subsequently modified, delayed, suspended, or invalidated. Various tariffs and other actions negatively impacted our Fiscal 2026 results of operations. In April 2026, the U.S. government removed beer made from malt, which includes our beer products, from the scope of the Section 232 aluminum and aluminum derivative tariffs that had been in place at various rates since February 2025.

We expect some or all of these market conditions and their impacts to continue into Fiscal 2027 which could have a material impact on our results of operations and financial condition. We intend to continue to monitor the dynamic and evolving consumer and socioeconomic environments and their impacts on our business. In addition, we have executed the majority of the work associated the 2025 Restructuring Initiative, which is an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business, including through enhanced organizational efficiency and optimized expenditures across our organization. We also intend to continue our commodity and foreign exchange hedging programs. However, there can be no assurance that we will be able to adequately respond to softer consumer demand trends or fully mitigate rising costs, including as a result of new or increased tariffs, through increased selling prices, cost, productivity, efficiency, and inventory management initiatives, optimized marketing plans, and/or our commodity and foreign exchange hedging programs. Furthermore, to the extent severe weather events that impact our business, such as wildfires, droughts, floods, extreme heat, and/or late frosts, or other weather conditions that constrain purchasing occasions for our consumers, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

2025 Restructuring Initiative
We have implemented the 2025 Restructuring Initiative which is expected to yield over $200 million in net annualized cost savings by Fiscal 2028. The majority of the work associated with the 2025 Restructuring Initiative was executed within Fiscal 2026. The 2025 Restructuring Initiative is now estimated to result in nearly $130 million of cumulative pre-tax costs once all phases are fully implemented. In connection with the 2025 Restructuring Initiative, we recognized $72.2 million of pre-tax restructuring costs in Fiscal 2026 and $121.9 million of cumulative pre-tax costs since the inception of this initiative. These costs were included in selling, general, and administrative costs within our consolidated results. For additional information on the 2025 Restructuring Initiative, see Note 3.

Divestitures, Acquisitions, and Investments

Beer segment
Mexicali Brewery sale
In July 2024, we sold the remaining assets classified as held for sale at the canceled Mexicali Brewery.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 36

PART II	ITEM 7. MD&A	Table of Contents
Wine and Spirits segment
2025 Wine Divestitures
On June 2, 2025, we sold and, in certain instances, exclusively licensed the trademarks of a portion of our wine and spirits business, primarily centered around our then-owned mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities. We received $845.9 million of cash proceeds, which were used for the repayment of debt.

SVEDKA Divestiture
On January 6, 2025, we sold the SVEDKA brand and related assets, primarily including inventory and equipment. We received $409.2 million of cash proceeds, which were used for general corporate purposes, including funding share repurchases, capital expenditures, and repayment of debt.

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
As of August 31, 2025, February 28, 2025, and August 31, 2024, we evaluated certain equity method investments and other securities measured at fair value, made through our corporate venture capital function, and determined there were other-than-temporary impairments due to business underperformance, for the respective periods.

Exchangeable Shares
We own 26.3 million Exchangeable Shares. As of November 30, 2024, we evaluated our Exchangeable Shares for impairment primarily due to the business and industry factors that led to the decline in Canopy’s common share price since the April 2024 conversion of our then-existing Canopy common shares and exchange of a portion of the principal amount of a then-existing promissory note issued to us by Canopy for Exchangeable Shares. Following the April 2024 conversion and exchange, we recognized an initial $83.3 million net gain based on the fair value of our Exchangeable Shares. Due to the continued decline in Canopy’s common share price, as of February 28, 2025, we evaluated our Exchangeable Shares for an additional impairment. We concluded that an impairment did exist, and accordingly, our Exchangeable Shares were written down to their estimated fair value of $21.2 million, resulting in a $76.1 million impairment for Fiscal 2025.

The total $7.2 million net gain in connection with our Exchangeable Shares was included in income (loss) from unconsolidated investments within our consolidated results for Fiscal 2025.

For additional information on these divestitures, acquisitions, and investments, refer to Notes 2, 6, 8, and 11.

RESULTS OF OPERATIONS

Financial Highlights
References to organic throughout the following discussion exclude the impacts of the 2025 Wine Divestitures and the SVEDKA Divestiture, collectively referred to as the “Wine and Spirits Divestitures,” where appropriate.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 37

PART II	ITEM 7. MD&A	Table of Contents
Fiscal 2026 compared to Fiscal 2025

Net sales decreased 10% largely due to (i) the loss of net sales as a result of the Wine and Spirits Divestitures, (ii) a decrease in Beer net sales driven primarily by a shipment volume decline; partially offset by a favorable impact from pricing, and (iii) a decline in organic Wine and Spirits net sales led by a shipment volume decline.

Operating income increased largely due to (i) Fiscal 2025 Wine and Spirits-related impairments, including goodwill, trademarks, and then-existing assets held for sale, and (ii) continued successful execution of efficiency and cost optimization initiatives within the Beer segment, partially offset by (i) net sales declines in both the Wine and Spirits and Beer segments, (ii) the Fiscal 2025 net gain related to the SVEDKA Divestiture, and (iii) Fiscal 2026 losses associated with asset impairment and related expenses.

Net income (loss) attributable to CBI and diluted net income (loss) per common share attributable to CBI each increased largely due to the items discussed above and a decrease in interest expense, partially offset by a Fiscal 2026 provision for income taxes as compared to a Fiscal 2025 benefit from income taxes.

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

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Fiscal 2026	Fiscal 2025
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$23.6	$(0.3)
Settlements of undesignated commodity derivative contracts	3.4	26.8
Strategic business reconfiguration costs	(4.8)	(10.7)
Flow through of inventory step-up	(4.1)	(10.2)
Other gains (losses)	—	0.6
Comparable Adjustments, Cost of product sold	18.1	6.2
Selling, general, and administrative expenses
2025 Restructuring Initiative	(72.2)	(49.7)
Transition services agreements activity	(35.7)	(22.6)
Strategic business reconfiguration costs	(10.4)	(29.6)
Chief Executive Officer severance and transitions benefits	(7.8)	—
Other gains (losses)	27.9	(14.6)
Comparable Adjustments, Selling, general, and administrative expenses	(98.2)	(116.5)
Goodwill and intangible assets impairment	—	(2,797.7)
Asset impairment and related expenses	(109.8)	(478.0)
Gain (loss) on sale of business	(31.9)	266.0
Comparable Adjustments, Operating income (loss)	$(221.8)	$(3,120.0)
Comparable Adjustments, Income (loss) from unconsolidated investments	$(10.1)	$(49.3)

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 38

PART II	ITEM 7. MD&A	Table of Contents
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

Selling, general, and administrative expenses
2025 Restructuring Initiative
We recognized costs in connection with an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business.

Transition services agreements activity
We recognized costs in connection with transition services agreements related to the previous sales of portions of our wine and spirits business.

Strategic business reconfiguration costs
We recognized costs in connection with certain activities which are intended to streamline, increase efficiencies, and reduce our cost structure.

Chief Executive Officer severance and transition benefits
We recognized costs primarily in connection with severance benefits in accordance with the terms of a pre-existing employment agreement.

Other gains (losses)
We recognized other gains (losses) primarily from (i) net decreases in estimated fair values of contingent liabilities associated with prior period acquisitions, (ii) a net gain from the sale of assets (Fiscal 2026), and (iii) a net loss on foreign currency as a result of the resolution of various tax examinations and assessments (Fiscal 2025).

Goodwill and intangible assets impairment
We recognized goodwill and intangible assets impairments in connection with continued negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our then-owned mainstream and premium wine brands. For additional information, refer to Notes 8, 9, and 14.

Asset impairment and related expenses
Largely in connection with (i) the commitment to dismantling and abandonment of certain aged long-lived assets at the Obregón Brewery (Fiscal 2026), (ii) the 2025 Wine Divestitures we recognized contract liabilities and inventory obsolescence expenses, partially offset by changes in then-existing net assets held for sale (Fiscal 2026), and

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 39

PART II	ITEM 7. MD&A	Table of Contents
(iii) certain then-existing wine and spirits assets that met held for sale criteria (Fiscal 2025). For additional information, refer to Notes 2, 6, and 8.

Gain (loss) on sale of business
We recognized a net gain (loss) largely from the (i) 2025 Wine Divestitures (Fiscal 2026) and (ii) SVEDKA Divestiture (Fiscal 2025). For additional information, refer to Note 2.

Income (loss) from unconsolidated investments
We recognized income (loss) primarily from (i) unrealized net losses from the changes in fair value of our securities measured at fair value, (ii) impairments of certain other equity method investments, and (iii) a net gain in connection with our Exchangeable Shares (Fiscal 2025). For additional information, refer to Notes 8 and 11.

Business Segments
Net sales

	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
(in millions)
Beer	$8,315.2	$8,539.8	$(224.6)	(3%)
Wine and Spirits:
Wine	700.4	1,450.1	(749.7)	(52%)
Spirits	123.4	218.8	(95.4)	(44%)
Total Wine and Spirits	823.8	1,668.9	(845.1)	(51%)
Consolidated net sales	$9,139.0	$10,208.7	$(1,069.7)	(10%)

Beer segment	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$8,315.2	$8,539.8	$(224.6)	(3%)
Shipments	415.4	431.8		(3.8%)
Depletions				(2.1%)

The decrease in Beer net sales is due to a (i) $323.0 million decline in shipment volume and (ii) $29.8 million of unfavorable product mix primarily from a shift in package types, partially offset by $128.2 million of favorable impact from pricing in select markets. We believe our net sales were impacted by the economic uncertainty and socioeconomic factors discussed above. We expect shipment volume to generally align with depletion volume for Fiscal 2027.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 40

PART II	ITEM 7. MD&A	Table of Contents

Wine and Spirits segment	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$823.8	$1,668.9	$(845.1)	(51%)
Shipments
Total	8.3	22.1		(62.4%)
Organic (1) (2)	8.3	8.9		(6.7%)
U.S. Wholesale	6.3	19.2		(67.2%)
Organic U.S. Wholesale (1) (2)	6.3	6.8		(7.4%)
Depletions (1) (2)				(4.3%)
(1)Includes adjustments to remove volumes associated with the SVEDKA Divestiture for the period March 1, 2024, through January 5, 2025.
(2)Includes adjustments to remove volumes associated with the 2025 Wine Divestitures for the period June 2, 2024, through February 28, 2025.

The decrease in Wine and Spirits net sales is due to $711.2 million from the Wine and Spirits Divestitures that are no longer part of our business and a $133.9 million decrease in organic net sales. The decrease in organic net sales is driven by (i) a $43.0 million decrease in branded wine and spirits shipment volume, (ii) $38.9 million of unfavorable product mix, (iii) $30.0 million of lower contractual distributor payments as compared to Fiscal 2025, and (iv) a $17.6 million decrease from strategic pricing actions taken on certain brands. The decrease in branded wine and spirits shipment volume and unfavorable mix are primarily attributable to our U.S. wholesale market, including the change in cadence of shipments to better align with consumer demand following the shift to a portfolio of exclusively higher-end brands. Additionally, we believe our branded wine and spirits shipment volume was negatively impacted by both tariffs imposed by the U.S. government and by retaliatory tariffs and actions in certain international markets. For Fiscal 2027, we expect depletion volume to outpace shipment volume driven by mutually agreed upon inventory reductions with key distributors following the 2025 Wine Divestitures.

Gross profit

	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
(in millions)
Beer	$4,361.5	$4,566.1	$(204.6)	(4%)
Wine and Spirits	331.9	742.3	(410.4)	(55%)
Comparable Adjustments	18.1	6.2	11.9	NM
Consolidated gross profit	$4,711.5	$5,314.6	$(603.1)	(11%)

The decrease in Beer gross profit is largely due to (i) a $170.7 million decrease in shipment volume and (ii) $149.5 million of increased cost of product sold, partially offset by the $128.2 million of favorable impact from pricing. The increased cost of product sold is primarily due to (i) $58.3 million in tariffs, largely on aluminum imports under Section 232, (ii) $58.2 million of unfavorable fixed cost absorption related to decreased production levels as compared to Fiscal 2025, and (iii) a $14.6 million increase in brewery costs, including maintenance and utilities. To partially offset the increase in cost of product sold we are executing efficiency and cost optimization initiatives focused largely on procurement and logistics that resulted in over $200 million of net benefit for Fiscal 2026.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 41

PART II	ITEM 7. MD&A	Table of Contents

The decrease in Wine and Spirits gross profit is due to $287.0 million from the Wine and Spirits Divestitures that are no longer part of the business and a $123.4 million decrease in organic gross profit. The decrease in organic gross profit is largely attributable to (i) a $38.3 million decline in branded wine and spirits shipment volume, (ii) the $30.0 million from lower contractual distributor payments, (iii) $18.0 million of unfavorable product mix, (iv) the $17.6 million from strategic pricing actions, and (v) $17.1 million of increased cost of product sold. The increase in cost of product sold is largely attributable to approximately $10 million in tariffs imposed under IEEPA and unfavorable fixed cost absorption related to decreased production levels as compared to Fiscal 2025.

Gross profit as a percent of net sales decreased to 51.6% for Fiscal 2026 compared with 52.1% for Fiscal 2025. This decrease was largely due to rate decline of (i) 185 basis points and approximately 20 basis points from higher cost of product sold within the Beer and Wine and Spirits segments, respectively, (ii) approximately 30 basis points as a result of lower contractual distributor payments and strategic pricing actions within the Wine and Spirits segment, and (iii) 20 basis points of lower organic branded Wine and Spirits shipment volume. These declines were largely offset by rate growth of (i) approximately 110 basis points driven by divestitures of lower-margin brands, (ii) 75 basis points of favorable impact from beer pricing, and (iii) a favorable change in Comparable Adjustments, contributing 15 basis points.

Selling, general, and administrative expenses

	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
(in millions)
Beer	$1,200.5	$1,171.7	$28.8	2%
Wine and Spirits	321.4	417.2	(95.8)	(23%)
Corporate Operations and Other	228.3	244.6	(16.3)	(7%)
Comparable Adjustments	98.2	116.5	(18.3)	NM
Consolidated selling, general, and administrative expenses	$1,848.4	$1,950.0	$(101.6)	(5%)

The increase in Beer selling, general, and administrative expenses is largely driven by $22.3 million and $5.9 million of increased general and administrative expenses and marketing spend, respectively. The increase in general and administrative expenses is primarily due to higher (i) headcount and (ii) consulting costs, partially offset by favorable short-term incentive accruals and cost savings measures as a result of the 2025 Restructuring Initiative. Marketing as a percent of net sales increased year-over-year to support our high-end imported beer brands.

The decrease in Wine and Spirits selling, general, and administrative expenses is largely driven by $69.7 million and $24.3 million of decreased marketing spend and general and administrative expenses, respectively. The decrease in general and administrative expenses is largely driven by cost savings measures as a result of the 2025 Restructuring Initiative, partially offset by unfavorable short-term incentive accruals. The decrease in marketing spend is primarily driven by our smaller portfolio of exclusively higher-end wine and spirits brands, however, as a percentage of net sales it increased year-over-year driven by support of our largest brands.

The decrease in Corporate Operations and Other selling, general, and administrative expenses is largely driven by (i) cost savings measures implemented as part of the 2025 Restructuring Initiative, which resulted in reduced headcount and discretionary spending and (ii) favorable short-term incentive accruals. These reductions were partially offset by a Fiscal 2025 tax credit related to the relocation of our corporate headquarters in June 2024.

Selling, general, and administrative expenses as a percent of net sales increased to 20.2% for Fiscal 2026 as compared with 19.1% for Fiscal 2025. The increase is driven by (i) approximately 145 basis points of unfavorable impact from the Wine and Spirits Divestitures and (ii) approximately 70 basis points of rate growth from higher Beer

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 42

PART II	ITEM 7. MD&A	Table of Contents
selling, general, and administrative expenses coupled with the decline in Beer net sales, partially offset by (i) approximately 70 basis points and 15 basis points of rate decline from decreases in selling, general, and administrative expenses within the Wine and Spirits and Corporate Operations and Other segments, respectively, and (ii) a favorable change in Comparable Adjustments, contributing 20 basis points of rate decline.

Operating income (loss)

	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
(in millions)
Beer	$3,161.0	$3,394.4	$(233.4)	(7%)
Wine and Spirits	10.5	325.1	(314.6)	(97%)
Corporate Operations and Other	(228.3)	(244.6)	16.3	7%
Comparable Adjustments	(221.8)	(3,120.0)	2,898.2	NM
Consolidated operating income (loss)	$2,721.4	$354.9	$2,366.5	667%

The decrease in Beer operating income is largely attributable to the decline in shipment volume and the increase in cost of product sold, including tariffs on aluminum, partially offset by the favorable impact from efficiency and cost optimization initiatives and pricing, as described above.

The decrease in Wine and Spirits operating income is largely attributable to (i) the Wine and Spirits Divestitures, (ii) the decline in organic branded wine and spirits shipment volume, and (iii) lower contractual distributor payments, partially offset by lower selling, general, and administrative expenses, as described above.

As previously discussed, the decrease in Corporate Operations and Other operating loss is primarily attributable to cost savings measures implemented as part of the 2025 Restructuring Initiative.

Income (loss) from unconsolidated investments

	Fiscal 2026	Fiscal 2025	Dollar Change	Percent Change
(in millions)
Equity in earnings (losses) from other equity method investees and related activities	$15.5	$23.1	$(7.6)	(33%)
Unrealized net gain (loss) on securities measured at fair value	(5.0)	(47.9)	42.9	90%
Equity method investments impairment	(1.5)	(8.7)	7.2	83%
Net gain in connection with Exchangeable Shares	—	7.2	(7.2)	NM
Income (loss) from unconsolidated investments	$9.0	$(26.3)	$35.3	134%

Interest expense, net
Interest expense, net decreased to $352.6 million for Fiscal 2026 as compared to $411.4 million for Fiscal 2025. This decrease of $58.8 million, or 14%, is largely due to approximately $805 million of lower average borrowings and approximately 5 basis points of lower weighted average interest rates. For additional information, refer to Note 13.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 43

PART II	ITEM 7. MD&A	Table of Contents
(Provision for) benefit from income taxes
The (provision for) benefit from income taxes increased to $(621.0) million for Fiscal 2026 from $51.7 million for Fiscal 2025. Our effective tax rate for Fiscal 2026 was 26.1% as compared with 62.4% for Fiscal 2025. In comparison to prior year, our effective tax rate was largely impacted by net income tax impacts resulting from:
•(i) Fiscal 2025 non-deductible portion of the Wine and Spirits goodwill impairment, (ii) Fiscal 2026 adjustments to tax attributes, (iii) resolution of tax examinations and assessments related to prior periods, and (iv) SVEDKA Divestiture; partially offset by
•(i) changes to valuation allowances and (ii) effective tax rates applicable for foreign businesses.

For additional information, refer to Note 14.

We expect our reported effective tax rate for Fiscal 2027 to be in the range of 19% to 21%.

Net income (loss) attributable to CBI
Net income (loss) attributable to CBI increased to $1,686.7 million for Fiscal 2026 from $(81.4) million for Fiscal 2025. This increase of $1,768.1 million is largely attributable to Fiscal 2025 Wine and Spirits-related impairments, including goodwill, trademarks, and then-existing assets held for sale, partially offset by the (i) net sales declines in both the Wine and Spirits and Beer segments and (ii) provision for income taxes as compared to the benefit from income taxes for Fiscal 2025.

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

We have an agreement with a financial institution for payment services and to facilitate a voluntary supply chain finance program through this participating financial institution. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. For additional information, refer to Note 17.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 44

PART II	ITEM 7. MD&A	Table of Contents
Cash Flows

	Fiscal 2026	Fiscal 2025	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$2,669.0	$3,152.2	$(483.2)
Investing activities	16.5	(974.8)	991.3
Financing activities	(2,656.0)	(2,261.8)	(394.2)
Effect of exchange rate changes on cash and cash equivalents	4.8	0.1	4.7
Net increase (decrease) in cash and cash equivalents	$34.3	$(84.3)	$118.6

Operating activities
The decrease in net cash provided by (used in) operating activities consists of:

	Fiscal 2026	Fiscal 2025	Dollar Change
(in millions)
Net income (loss)	$1,756.8	$(31.1)	$1,787.9
Deferred tax provision (benefit)	510.5	(210.3)	720.8
Depreciation	418.7	445.7	(27.0)
Assets impairment and related expenses	109.8	478.0	(368.2)
(Gain) loss on sale of business	31.9	(266.0)	297.9
Goodwill and intangible assets impairment	—	2,797.7	(2,797.7)
Other non-cash adjustments	26.5	72.4	(45.9)
Change in operating assets and liabilities, net of effects from purchase and sale of business	(185.2)	(134.2)	(51.0)
Net cash provided by (used in) operating activities	$2,669.0	$3,152.2	$(483.2)

The $51.0 million net change in operating assets and liabilities was largely driven by (i) higher accounts receivable for the Beer segment as a result of timing of sales and collections, as well as (ii) lower accounts payable for both the Beer and Wine and Spirits segments, driven by the timing of purchases and lower purchasing activity following the Wine and Spirits Divestitures, respectively, and (iii) lower other accrued expenses and liabilities for the Wine and Spirits segment resulting from contract buyouts and reduced promotions each resulting from the Wine and Spirits Divestitures. These changes were partially offset by lower (i) accounts receivables for the Wine and Spirits segment due to lower net sales, reflecting the impact of the Wine and Spirits Divestitures, (ii) prepaid expenses and other current assets for the Beer segment driven by the timing of collections for recoverable value-added taxes, and (iii) Beer segment inventory levels. Additionally, net cash provided by operating activities was positively impacted by lower Fiscal 2026 income tax payments as compared to Fiscal 2025 following the resolution of various tax examinations and assessments.

Investing activities
Net cash provided by (used in) investing activities increased to $16.5 million for Fiscal 2026 from $(974.8) million for Fiscal 2025. This increase of $991.3 million, or 102%, was primarily due to (i) $441.3 million of higher proceeds from sale of business, driven by the 2025 Wine Divestitures, (ii) $339.1 million of reduced capital expenditures for Fiscal 2026 as compared to Fiscal 2025, and (iii) $158.7 million of reduced business acquisition activity for Fiscal 2026, driven by the June 2024 acquisition of the Sea Smoke wine business.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 45

PART II	ITEM 7. MD&A	Table of Contents
Business acquisitions and divestitures consist primarily of the following:

	Fiscal 2026	Fiscal 2025
Acquisitions
	•None	•Sea Smoke
Divestitures
	•2025 Wine Divestitures	•SVEDKA Divestiture

For additional information on these acquisitions and divestitures, refer to Notes 2 and 9.

Financing activities
The increase in net cash provided by (used in) financing activities consists of:

	Fiscal 2026	Fiscal 2025	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(950.5)	$(391.8)	$(558.7)
Dividends paid	(715.7)	(731.8)	16.1
Purchases of treasury stock	(924.1)	(1,123.8)	199.7
Net cash provided by (used in) stock-based compensation activities	(1.7)	60.0	(61.7)
Distributions to noncontrolling interests	(62.5)	(57.5)	(5.0)
Payment of contingent consideration	(1.5)	(0.7)	(0.8)
Purchase of noncontrolling interest	—	(16.2)	16.2
Net cash provided by (used in) financing activities	$(2,656.0)	$(2,261.8)	$(394.2)

Debt
Total debt outstanding as of February 28, 2026, amounted to $10,568.5 million, a decrease of $929.2 million, or 8%, from February 28, 2025. This decrease consisted of:

Debt issuance	Debt repayment

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 46

PART II	ITEM 7. MD&A	Table of Contents
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

In May 2025, we issued the 4.80% May 2025 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, of $495.9 million were used for general corporate purposes, including repayment of commercial paper and other indebtedness, working capital, funding capital expenditures, and other business opportunities.

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

General
The majority of our outstanding borrowings as of February 28, 2026, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2026 to calendar 2050, as follows:

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 47

PART II	ITEM 7. MD&A	Table of Contents
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

We had the following remaining borrowing capacity available under our 2025 Credit Agreement:

	February 28, 2026	April 17, 2026
(in millions)
Revolving credit facility (1)	$1,966.6	$2,039.2
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2025 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $272.1 million and $199.5 million as of February 28, 2026, and April 17, 2026, respectively.

The financial institutions participating in our 2025 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of February 28, 2026, we and our subsidiaries were subject to covenants that are contained in our 2025 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2025 Credit Agreement. As of February 28, 2026, under our 2025 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of February 28, 2026, we were in compliance with our covenants under our 2025 Credit Agreement and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 13.

Common Stock Dividends
On April 8, 2026, our Board of Directors declared a quarterly cash dividend of $1.03 per share of Class A Stock and $0.93 per share of Class 1 Stock payable on May 14, 2026, to stockholders of record of each class as of the close of business on April 29, 2026. We expect to return approximately $700 million to stockholders in Fiscal 2027 through cash dividends.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 48

PART II	ITEM 7. MD&A	Table of Contents
condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of this Form 10-K.

Share Repurchase Program
In April 2025, our Board of Directors authorized a repurchase of up to $4.0 billion of our publicly traded common stock under the 2025 Authorization, which expires in February 2028.

During Fiscal 2026, we repurchased 5,652,107 shares of Class A Stock pursuant to the 2025 Authorization at an aggregate cost of $924.1 million, through open market transactions. Subsequent to February 28, 2026, we repurchased 641,481 shares of Class A Stock pursuant to the 2025 Authorization at an aggregate cost of $98.7 million, through open market transactions and a 10b5-1 Trading Plan. These aggregate costs exclude the impact of Federal excise tax owed pursuant to the IRA. We primarily used cash on hand to pay the purchase price for the repurchased shares.

As of April 17, 2026, total shares repurchased are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2025 Authorization (1)	$4,000.0	$1,022.8	6,293,588
(1)As of April 17, 2026, $2,977.2 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

Share repurchases under the 2025 Authorization may be accomplished at management’s discretion from time to time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations, proceeds from borrowings, and/or divestiture proceeds. Any repurchased shares will become treasury shares, including shares previously repurchased under the 2025 Authorization. Additionally, share repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of this Form 10-K.

For additional information, refer to Note 18.

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

The following sets forth information about our outstanding obligations at February 28, 2026. For a detailed discussion of the items noted in the following table, refer to Notes 12 through 17.

	Short-term payments	Long-term payments	Total
(in millions)
Contractual obligations
Short-term borrowings	$272.0	$—	$272.0
Interest payments on short-term debt	$0.3	$—	$0.3

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 49

PART II	ITEM 7. MD&A	Table of Contents

	Short-term payments	Long-term payments	Total
(in millions)
Long-term debt (excluding unamortized debt issuance costs and unamortized discounts)	$604.1	$9,757.1	$10,361.2
Interest payments on long-term debt (1)	$413.0	$3,169.1	$3,582.1
Operating leases	$128.6	$657.5	$786.1
Other long-term liabilities (2)	$95.0	$96.9	$191.9
Purchase obligations
Raw materials and supplies	$1,460.1	$2,880.2	$4,340.3
Contract services	$159.1	$415.5	$574.6
Capital expenditures (3)	$47.1	$23.1	$70.2
In-process and finished goods inventories	$8.0	$13.9	$21.9
(1)Interest payments on long-term debt do not include interest related to finance lease obligations as amounts are not material.
(2)Other long-term liabilities do not include payments for unrecognized tax benefit liabilities of $241.0 million due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefit liabilities. In addition, other long-term liabilities do not include expected payments for interest and penalties associated with unrecognized tax benefit liabilities as amounts are not material. For a detailed discussion of these items, refer to Note 14.
(3)Contracts to purchase equipment and services primarily related to the Brewery Projects. For further information about these purchase obligations, refer to “Capital Expenditures” below.

Capital Expenditures
Capital expenditures for Fiscal 2026 totaled $875.0 million, of which $762.4 million related to the Beer segment. These expenditures were driven by continued investments in the Brewery Projects. We plan to spend approximately $800 million for capital expenditures in Fiscal 2027, almost entirely focused on our Brewery Projects. The remaining planned Fiscal 2027 capital expenditures consist of improvements to existing operating facilities and replacements of existing equipment and/or buildings. Management reviews the capital expenditure program periodically and modifies it as required to meet current and projected future business needs.

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

Goodwill and other intangible assets
Goodwill and other intangible assets are classified into three categories: (i) goodwill, (ii) intangible assets with definite lives subject to amortization, and (iii) intangible assets with indefinite lives not subject to amortization. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or changes in circumstances indicate that these assets might be impaired. We may perform a qualitative evaluation prior to a quantitative test to determine if an impairment exists. However, if the

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 50

PART II	ITEM 7. MD&A	Table of Contents
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

Goodwill
We currently have one reporting unit with goodwill: the Beer segment. Prior to Fiscal 2026, we had two reporting units with goodwill: the Beer segment and the Wine and Spirits segment. The goodwill associated with the Wine and Spirits segment was fully impaired during Fiscal 2025. Therefore, in the fourth quarter of Fiscal 2026, we performed our annual goodwill impairment analysis only for the Beer reporting unit, using the qualitative assessment. We determined it is more likely than not the fair value of our Beer reporting unit exceeded its carrying value, and therefore no goodwill impairment was recognized related to this test.

In the fourth quarter of Fiscal 2025, we performed our annual goodwill impairment analysis for the Beer reporting unit and Wine and Spirits reporting unit using both the qualitative and quantitative assessments. No indication of impairment was noted for our Beer reporting unit utilizing the qualitative assessment, as the estimated fair value of goodwill exceeded its carrying value.

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

When performing a quantitative assessment for impairment of goodwill, we measure the amount of impairment by calculating the amount by which the carrying value exceeds its estimated fair value. The estimated fair value of our reporting units are determined based on the discounted cash flow model. The most significant assumptions used in the discounted cash flow model for the Wine and Spirits reporting unit in Fiscal 2025 were: (i) a 9% discount rate (for the interim assessment) and a 10% discount rate (for the annual assessment), (ii) a 1.5% expected long-term growth rate, and (iii) the annual cash flow projections.

For Fiscal 2024, as a result of our annual goodwill impairment analyses, we concluded that there were no indications of impairment for either of our reporting units.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 51

PART II	ITEM 7. MD&A	Table of Contents
Other intangible assets
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

In connection with our annual trademark analysis, we performed a qualitative assessment for the imported beer, wine, and spirits trademarks and concluded that there were no indications of impairment for these trademark units for Fiscal 2026.

We performed a qualitative assessment in Fiscal 2025, as part of our annual analysis, for the imported beer and spirits trademarks and concluded that there were no indications of impairment for these trademark units. We re-evaluated the wine units of account in contemplation of the 2025 Wine Divestitures and determined it was appropriate to have two units of account, (i) then-existing held for sale brands and (ii) remaining brands. We performed a quantitative impairment test for the then-existing held for sale brands and remaining brands trademark units as certain continued negative trends indicated the fair value may not exceed its carrying value. When using the quantitative assessment, the estimated fair value of the trademarks is calculated based on an income approach using the relief from royalty method.

The most significant assumptions used in the relief from royalty method to determine the estimated fair value of intangible assets with indefinite lives in connection with this impairment testing in Fiscal 2025 were: (i) a 3% royalty rate (then-existing held for sale brands trademark unit) and a 7% royalty rate (remaining brands trademark unit), (ii) an 11% discount rate, (iii) a 1.5% expected long-term growth rate, and (iv) the annual revenue projections. This assessment indicated (i) the carrying value of the then-existing held for sale brands trademark unit exceeded its estimated fair value, resulting in a $57.0 million trademark impairment as of February 28, 2025, and (ii) the estimated fair value of the remaining brands trademark unit exceeded its carrying value. We proceeded to perform sensitivities in our impairment testing of the remaining brands trademarks by (i) decreasing the royalty rate 50 basis points, (ii) increasing the discount rate 50 basis points, (iii) decreasing the expected long-term growth rate 50 basis points, and (iv) decreasing the annual revenue projections 100 basis points. None of these sensitivities individually would have resulted in a conclusion that the trademarks in our remaining brands reporting unit were impaired.

We performed quantitative assessments in Fiscal 2024 for the imported beer, wine, and spirits trademarks. There were no indications of impairment for any of our trademarks for Fiscal 2024.

Divestitures
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

For Fiscal 2025, our estimate of fair value for the SVEDKA Divestiture was determined based on the expected proceeds from the applicable transaction. The components sold were a part of the Wine and Spirits segment and were included in that reporting unit through the date of divestiture. Goodwill was allocated to the assets based on the relative fair value of the business being sold compared to the relative fair value of the reporting unit. Goodwill not allocated to assets associated with the divestiture remained in the Wine and Spirits reporting unit.

For additional information on our goodwill and intangible assets refer to Notes 2, 8, 9, 10, and 14.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 52

PART II	ITEM 7. MD&A	Table of Contents
Accounting for income taxes
We estimate our deferred tax assets and liabilities, income taxes payable, provision for income taxes, and unrecognized tax benefit liabilities based upon various factors including, but not limited to, historical pretax operating income, future estimates of pretax operating income, differences between book and tax treatment of various items of income and expense, interpretation of tax laws, and tax planning strategies. We are subject to income taxes in Italy, Malta, Mexico, New Zealand, Switzerland, the U.S., and other jurisdictions. We are regularly audited by federal, state, and foreign tax authorities, but a number of years may elapse before an uncertain tax position is audited and finally resolved.

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

Change in Accounting Guidance
Accounting guidance adopted for Fiscal 2026 did not have a material impact on our consolidated financial statements. For information on recently adopted accounting guidance and accounting guidance not yet adopted, see Note 1.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 53

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of February 28, 2026, we had exposures to foreign currency risk primarily related to the Mexican peso, New Zealand dollar, Canadian dollar, and euro. We aim to hedge 100% of our balance sheet exposures. As of February 28, 2026, 73% of our forecasted transactional exposures for the year ending February 28, 2027, were hedged.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of February 28, 2026, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 79% of our forecasted transactional exposures for the year ending February 28, 2027, were hedged as of February 28, 2026.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
(in millions)
Foreign currency contracts	$2,603.1	$3,221.8	$333.6	$20.6	$(185.2)	$(213.7)
Commodity derivative contracts	$335.5	$322.1	$23.8	$(3.2)	$(32.1)	$28.5
Net investment hedge contracts	$145.5	$—	$(6.7)	$—	$14.6	$—

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

As of February 28, 2026, and February 28, 2025, we had $50.0 million and $275.0 million, respectively, of outstanding cash flow designated, Pre-issuance hedge contracts designed to minimize interest rate volatility on our future debt

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 54

PART II	ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents
issuances. There were no other cash flow designated or undesignated interest rate swap contracts outstanding as of February 28, 2026 or February 28, 2025.

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

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
(in millions)
Fixed interest rate debt	$10,361.1	$10,758.7	$(9,858.2)	$(9,990.0)	$(528.2)	$(533.7)
Pre-issuance hedge contracts	$50.0	$275.0	$—	$2.2	$4.0	$15.7

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $2.8 million and $5.3 million for the years ended February 28, 2026, and February 28, 2025, respectively.

For additional discussion on our market risk, refer to Notes 7 and 8.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 55

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2026

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 56

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2026.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 57

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Constellation Brands, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2026 and 2025, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated April 22, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 58

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Rochester, New York
April 22, 2026

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 59

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Constellation Brands, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Constellation Brands, Inc. and subsidiaries (the Company) as of February 28, 2026 and 2025, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 28, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 22, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Unrecognized tax benefits
As discussed in Notes 1 and 14 to the consolidated financial statements, the Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company has recorded unrecognized tax benefits of $254.1 million as of February 28, 2026.

We identified the evaluation of certain of the Company’s unrecognized tax benefits as a critical audit matter. Specifically, complex auditor judgment, including the involvement of tax and valuation professionals with specialized

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 60

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Rochester, New York
April 22, 2026

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 61

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	February 28, 2026	February 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$102.4	$68.1
Accounts receivable	658.2	736.5
Inventories	1,433.9	1,437.2
Prepaid expenses and other	711.8	561.1
Assets held for sale	—	913.5
Total current assets	2,906.3	3,716.4
Property, plant, and equipment, net	8,520.9	7,409.8
Goodwill	5,233.9	5,126.8
Intangible assets	2,533.0	2,532.3
Deferred income taxes	1,370.3	1,805.3
Other assets	1,336.1	1,061.7
Total assets	$21,900.5	$21,652.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$272.0	$806.7
Current maturities of long-term debt	603.6	1,402.0
Accounts payable	960.2	939.8
Other accrued expenses and liabilities	854.0	886.7
Total current liabilities	2,689.8	4,035.2
Long-term debt, less current maturities	9,692.9	9,289.0
Deferred income taxes and other liabilities	1,130.9	1,193.3
Total liabilities	13,513.6	14,517.5
Commitments and contingencies (Note 17)
CBI stockholders’ equity:
Preferred Stock, $0.01 par value – Authorized, 1,000,000 shares; Issued, none	—	—
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,699,542 shares and 212,698,298 shares, respectively	2.1	2.1
Class 1 Stock, $0.01 par value – Authorized, 25,000,000 shares; Issued, 25,923 shares and 27,037 shares, respectively	—	—
Additional paid-in capital	2,185.7	2,144.6
Retained earnings	13,574.4	12,603.4
Accumulated other comprehensive income (loss)	423.2	(662.7)
Class A Stock in treasury, at cost, 39,927,096 shares and 34,505,141 shares, respectively	(8,103.0)	(7,205.4)
Total CBI stockholders’ equity	8,082.4	6,882.0
Noncontrolling interests	304.5	252.8
Total stockholders’ equity	8,386.9	7,134.8
Total liabilities and stockholders’ equity	$21,900.5	$21,652.3
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 62

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
NET INCOME (LOSS) ATTRIBUTABLE TO CBI
Sales	$9,755.5	$10,956.9	$10,711.0
Excise taxes	(616.5)	(748.2)	(749.2)
Net sales	9,139.0	10,208.7	9,961.8
Cost of product sold	(4,427.5)	(4,894.1)	(4,944.3)
Gross profit	4,711.5	5,314.6	5,017.5
Selling, general, and administrative expenses	(1,848.4)	(1,950.0)	(1,832.7)
Goodwill and intangible assets impairment	—	(2,797.7)	—
Asset impairment and related expenses	(109.8)	(478.0)	—
Gain (loss) on sale of business	(31.9)	266.0	(15.1)
Operating income (loss)	2,721.4	354.9	3,169.7
Income (loss) from unconsolidated investments	9.0	(26.3)	(511.8)
Interest expense, net	(352.6)	(411.4)	(436.1)
Income (loss) before income taxes	2,377.8	(82.8)	2,221.8
(Provision for) benefit from income taxes	(621.0)	51.7	(456.6)
Net income (loss)	1,756.8	(31.1)	1,765.2
Net (income) loss attributable to noncontrolling interests	(70.1)	(50.3)	(37.8)
Net income (loss) attributable to CBI	$1,686.7	$(81.4)	$1,727.4

CLASS A STOCK
Net income (loss) per common share attributable to CBI – basic	$9.62	$(0.45)	$9.42
Net income (loss) per common share attributable to CBI – diluted	$9.61	$(0.45)	$9.39
Weighted average common shares outstanding – basic	175.414	181.476	183.307
Weighted average common shares outstanding – diluted	175.568	181.476	183.959
Cash dividends declared per common share	$4.08	$4.04	$3.56

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI
Net income (loss)	$1,756.8	$(31.1)	$1,765.2
Other comprehensive income (loss), net of income tax effect:
Foreign currency translation adjustments	858.0	(818.7)	293.1
Unrealized net gain (loss) on derivative instruments	277.5	(256.6)	70.0
Pension/postretirement adjustments	(5.3)	2.2	1.2
Share of other comprehensive income (loss) of equity method investments	(0.2)	(10.6)	—
Other comprehensive income (loss), net of income tax effect	1,130.0	(1,083.7)	364.3
Comprehensive income (loss)	2,886.8	(1,114.8)	2,129.5
Comprehensive (income) loss attributable to noncontrolling interests	(114.2)	(6.1)	(53.8)
Comprehensive income (loss) attributable to CBI	$2,772.6	$(1,120.9)	$2,075.7
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 63

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 28, 2023	$2.1	$1,903.0	$12,343.9	$28.5	$(5,863.9)	$320.3	$8,733.9
Comprehensive income (loss):
Net income (loss)	—	—	1,727.4	—	—	37.8	1,765.2
Other comprehensive income (loss), net of income tax effect	—	—	—	348.3	—	16.0	364.3
Comprehensive income (loss)							2,129.5
Repurchase of shares	—	—	—	—	(249.7)	—	(249.7)
Dividends declared	—	—	(654.1)	—	—	—	(654.1)
Noncontrolling interest distributions	—	—	—	—	—	(52.6)	(52.6)
Shares issued under equity compensation plans	—	80.6	—	—	13.3	—	93.9
Stock-based compensation	—	63.7	—	—	—	—	63.7
Balance at February 29, 2024	2.1	2,047.3	13,417.2	376.8	(6,100.3)	321.5	10,064.6
Comprehensive income (loss):
Net income (loss)	—	—	(81.4)	—	—	50.3	(31.1)
Other comprehensive income (loss), net of income tax effect	—	—	—	(1,039.5)	—	(44.2)	(1,083.7)
Comprehensive income (loss)							(1,114.8)
Repurchase of shares	—	—	—	—	(1,123.8)	—	(1,123.8)
Dividends declared	—	—	(732.4)	—	—	—	(732.4)
Noncontrolling interest distributions	—	—	—	—	—	(57.5)	(57.5)
Shares issued under equity compensation plans	—	33.5	—	—	18.7	—	52.2
Stock-based compensation	—	71.9	—	—	—	—	71.9
Purchase of noncontrolling interest	—	(8.1)	—	—	—	(17.3)	(25.4)
Balance at February 28, 2025	2.1	2,144.6	12,603.4	(662.7)	(7,205.4)	252.8	7,134.8
Comprehensive income (loss):
Net income (loss)	—	—	1,686.7	—	—	70.1	1,756.8
Other comprehensive income (loss), net of income tax effect	—	—	—	1,085.9	—	44.1	1,130.0
Comprehensive income (loss)							2,886.8
Repurchase of shares	—	—	—	—	(924.1)	—	(924.1)
Dividends declared	—	—	(715.7)	—	—	—	(715.7)
Noncontrolling interest distributions	—	—	—	—	—	(62.5)	(62.5)
Shares issued under equity compensation plans	—	(27.2)	—	—	26.5	—	(0.7)
Stock-based compensation	—	68.3	—	—	—	—	68.3
Balance at February 28, 2026	$2.1	$2,185.7	$13,574.4	$423.2	$(8,103.0)	$304.5	$8,386.9
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 64

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,756.8	$(31.1)	$1,765.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on securities measured at fair value	5.0	47.9	85.4
Deferred tax provision (benefit)	510.5	(210.3)	147.9
Depreciation	418.7	445.7	427.9
Stock-based compensation	67.7	72.2	63.6
Equity in (earnings) losses of equity method investees and related activities, net of distributed earnings	(2.5)	(5.4)	321.2
Noncash lease expense	127.4	112.4	91.3
Equity method investments impairment	1.5	8.7	136.1
Asset impairment and related expenses	109.8	478.0	—
(Gain) loss on sale of business	31.9	(266.0)	15.1
Goodwill and intangible assets impairment	—	2,797.7	—
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	82.9	90.3	73.2
Inventories	(48.3)	(152.2)	(182.3)
Prepaid expenses and other current assets	3.4	(89.4)	(76.5)
Accounts payable	(3.7)	101.5	24.7
Contract liabilities	(71.5)	(35.5)	(11.0)
Other accrued expenses and liabilities	(148.0)	(48.9)	(115.9)
Other	(172.6)	(163.4)	14.1
Total adjustments	912.2	3,183.3	1,014.8
Net cash provided by (used in) operating activities	2,669.0	3,152.2	2,780.0

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(875.0)	(1,214.1)	(1,269.1)
Purchase of business, net of cash acquired	—	(158.7)	(7.5)
Investments in equity method investees and securities	(18.0)	(35.0)	(34.6)
Proceeds from sale of assets	59.0	35.5	21.9
Proceeds from sale of business	850.5	409.2	5.4
Other investing activities	—	(11.7)	(2.0)
Net cash provided by (used in) investing activities	16.5	(974.8)	(1,285.9)

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 65

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	997.7	—	1,144.4
Principal payments of long-term debt	(1,404.4)	(957.0)	(809.7)
Net proceeds from (repayments of) short-term borrowings	(534.8)	565.3	(923.9)
Dividends paid	(715.7)	(731.8)	(653.8)
Purchases of treasury stock	(924.1)	(1,123.8)	(249.7)
Proceeds from shares issued under equity compensation plans	7.7	73.8	104.5
Payments of minimum tax withholdings on stock-based payment awards	(9.4)	(13.8)	(11.2)
Payments of debt issuance, debt extinguishment, and other financing costs	(9.0)	(0.1)	(7.7)
Distributions to noncontrolling interests	(62.5)	(57.5)	(52.6)
Payment of contingent consideration	(1.5)	(0.7)	(14.9)
Purchase of noncontrolling interest	—	(16.2)	—
Net cash provided by (used in) financing activities	(2,656.0)	(2,261.8)	(1,474.6)

Effect of exchange rate changes on cash and cash equivalents	4.8	0.1	(0.6)

Net increase (decrease) in cash and cash equivalents	34.3	(84.3)	18.9
Cash and cash equivalents, beginning of year	68.1	152.4	133.5
Cash and cash equivalents, end of year	$102.4	$68.1	$152.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year
Interest, net of interest capitalized	$346.2	$416.1	$418.6
Income taxes, net of refunds received	$173.6	$197.1	$333.5
Noncash investing and financing activities
Additions to property, plant, and equipment	$125.2	$143.1	$269.6
Purchase of noncontrolling interest	$—	$9.2	$—

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 66

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2026

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We operate primarily in the beverage alcohol industry with operations in the U.S., Mexico, New Zealand, and Italy producing a powerful portfolio of consumer-connected, high-end imported beer brands, and exclusively higher-end wine and spirits brands.

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

Revision of prior period Note
We revised a prior period Note disclosure to correct an immaterial error in the presentation of changes in outstanding obligations under our supply chain finance program (see Note 17).

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 67

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
measured as the amount of consideration we expect to receive in exchange for the sale of our product. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part. Amounts billed to Customers for shipping and handling are included in sales.

As noted, the majority of our revenues are generated from the domestic sale of beer, wine, and spirits to wholesale distributors in the U.S. Our other revenue generating activities include the export of certain of our products to select international markets, as well as the sale of our products through state alcohol beverage control agencies and 3-tier eCommerce and DTC channels. We have evaluated these other revenue generating activities under the disaggregation disclosure criteria and concluded that they are immaterial for separate disclosure. See Note 23 for disclosure of net sales by product type.

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

Selling, general, and administrative expenses
The types of costs included in selling, general, and administrative expenses consist predominantly of advertising and non-manufacturing administrative and overhead costs. We expense advertising (hereafter referred to as “marketing”) costs as incurred, shown, or distributed. Marketing expense for the years ended February 28, 2026, February 28, 2025, and February 29, 2024, was $867.4 million, $931.2 million, and $853.5 million, respectively.

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 68

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Inventories
Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead.

Bulk wine inventories are included as in-process inventories within current assets, in accordance with the general practices of the wine industry, although a portion of such inventories may be aged for periods greater than one year. A substantial portion of barreled whiskey will not be sold within one year because of the duration of the aging process. All barreled spirits are classified as in-process inventories and are included in current assets, in accordance with industry practice. Warehousing, insurance, value added taxes, and other carrying charges applicable to barreled spirits held for aging are included in inventory costs.

We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated net realizable value based on analyses and assumptions including, but not limited to, historical usage, future demand, and market requirements.

Property, plant, and equipment, net
Property, plant, and equipment, net is stated at cost. Major additions and improvements are recognized as an increase to the property accounts, while maintenance and repairs are expensed as incurred. The cost of properties sold or otherwise disposed of and the related accumulated depreciation are eliminated from the balance sheet accounts at the time of disposal and resulting gains and losses are included as a component of operating income (loss).

Interest incurred relating to expansion, optimization, and construction, including modular capacity additions, at our facilities is capitalized to construction in progress. We cease the capitalization of interest when construction activities are substantially completed and the facility and related assets are available for their intended use. At this point, construction in progress is transferred to the appropriate asset class.

Depreciation
Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Years
Land improvements and vineyards	15 to 32
Buildings and improvements	10 to 50
Machinery, equipment, and motor vehicles	3 to 35

Derivative instruments
We enter into derivative instruments to manage our exposure to fluctuations in foreign currency exchange rates, commodity prices, and interest rates. We enter into derivatives for risk management purposes only, including derivatives designated in hedge accounting relationships as well as those derivatives utilized as economic hedges. We do not enter into derivatives for trading or speculative purposes. We recognize all derivatives as either assets or liabilities and measure those instruments at estimated fair value (see Notes 7 and 8). We present our derivative positions gross on our balance sheets.

The change in the fair value of outstanding cash flow and net investment hedges is deferred in stockholders’ equity as a component of AOCI. For all periods presented herein, gains or losses deferred in stockholders’ equity as a component of AOCI are recognized in our results of operations in the same period in which the hedged items are recognized and on the same financial statement line item as the hedged items.

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 69

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Fair value of financial instruments
We calculate the estimated fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, we use standard pricing models for various types of financial instruments (such as forwards, options, swaps, and convertible debt) which take into account the present value of estimated future cash flows (see Note 8).

Goodwill and other intangible assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We review our goodwill and indefinite-lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use January 1 as our annual impairment test measurement date. Indefinite-lived intangible assets consist principally of trademarks. Intangible assets determined to have a finite life, primarily customer relationships, are amortized over their estimated useful lives and are subject to review for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Note 10 provides a summary of intangible assets segregated between amortizable and nonamortizable amounts.

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 70

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

For additional information on net income (loss) per common share, see Note 20.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 71

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncement
Income taxes
In December 2023, the FASB issued a standard to enhance the transparency and decision usefulness of income tax disclosures. This standard requires public companies to disclose (i) specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, (ii) the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by material individual jurisdictions, and (iii) income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state, and foreign. We adopted these disclosures for our annual period ending February 28, 2026, and applied these amendments prospectively (see Note 14).

Accounting pronouncements not yet adopted
Disaggregation of income statement expenses
In November 2024, the FASB issued a standard requiring disaggregated information about certain income statement expense line items to be disclosed on an annual and interim basis. We are required to adopt these disclosures for our annual period ending February 29, 2028, with early adoption permitted and this standard may be applied retrospectively. We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition.

2. ACQUISITIONS AND DIVESTITURES

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

DIVESTITURES

2025 Wine Divestitures
On June 2, 2025, we sold and, in certain instances, exclusively licensed the trademarks of a portion of our wine and spirits business, primarily centered around our then-owned mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities. The net cash proceeds from the 2025 Wine Divestitures were used for repayment of debt (see Note 13). Prior to the completion of the 2025 Wine Divestitures, we recorded the results of operations of the divested and exclusively licensed brands in the Wine and Spirits segment. The following table summarizes the net loss recognized in connection with these divestitures for the year ended February 28, 2026:

(in millions)
Cash received from buyer	$845.9
Net assets sold	(874.1)
Direct costs to sell	(2.8)
Loss on sale of business (1)	$(31.0)
(1)Included in gain (loss) on sale of business within our consolidated results of operations.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 72

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

Assets held for sale
The 2025 Wine Divestitures largely resulted in both (i) $879.8 million of wine and spirits net assets being reclassified to held for sale as of February 28, 2025, and (ii) a $478.0 million assets held for sale impairment. The impairment loss was included in asset impairment and related assets within our consolidated results of operations for the year ended February 28, 2025. The carrying value of assets held for sale as of February 28, 2025, consisted of the following:

(in millions)
ASSETS
Inventories	$788.7
Prepaid expenses and other	0.5
Property, plant, and equipment, net	474.4
Intangible assets	127.9
Less: Assets held for sale impairment	(478.0)
Assets held for sale	913.5
LIABILITIES
Other accrued expenses and liabilities (1)	33.7
Net assets held for sale	$879.8
(1)Liabilities held for sale are included in the consolidated balance sheet within other accrued expenses and liabilities.

3. RESTRUCTURING

The 2025 Restructuring Initiative is an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business, including through enhanced organizational efficiency and optimized expenditures across our organization. The majority of the work associated with the 2025 Restructuring Initiative was executed within the year ended February 28, 2026, and is now estimated to result in nearly $130 million of cumulative pre-tax costs once all phases are fully implemented. These cumulative costs are expected to be comprised of (i) employee termination costs (50%) and (ii) consulting services as well as other costs, which primarily include contract termination costs (50%).

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 73

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
We recognized pre-tax restructuring costs within selling, general, and administrative expenses in our consolidated results related to the 2025 Restructuring Initiative as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025
(in millions)
Employee termination	$15.1	$46.9
Consulting services	52.7	2.8
Other	4.4	—
	$72.2	$49.7

Since the inception of the 2025 Restructuring Initiative, we have incurred the following pre-tax restructuring costs:

	Cumulative Costs as of February 28, 2026	Percent of Total Costs
(in millions)
Employee termination	$62.0	51%
Consulting services	55.5	46%
Other	4.4	3%
	$121.9	100%

The activity for the restructuring costs discussed above and the related accruals are as follows:

	Employee Termination	Consulting Services	Other	Total
(in millions)
Balance at February 28, 2025	$46.9	$2.8	$—	$49.7
Restructuring costs	15.1	52.7	4.4	72.2
Cash payments	(43.4)	(25.6)	(0.2)	(69.2)
Balance at February 28, 2026 (1)	$18.6	$29.9	$4.2	$52.7
(1)The total accrual was recorded in accrued restructuring within other accrued expenses and liabilities in our consolidated balance sheets.

4. INVENTORIES

The components of inventories are as follows:

	February 28, 2026	February 28, 2025
(in millions)
Raw materials and supplies	$204.6	$230.2
In-process inventories	549.5	540.9
Finished case goods	679.8	666.1
	$1,433.9	$1,437.2

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 74

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
5. PREPAID EXPENSES AND OTHER

The major components of prepaid expenses and other are as follows:

	February 28, 2026	February 28, 2025
(in millions)
Value added taxes receivable	$289.1	$241.3
Derivative assets	179.5	67.2
Prepaid taxes	131.1	150.4
Other	112.1	102.2
	$711.8	$561.1

6. PROPERTY, PLANT, AND EQUIPMENT, NET

The major components of property, plant, and equipment, net are as follows:

	February 28, 2026	February 28, 2025
(in millions)
Land, land improvements, and vineyards	$739.6	$565.5
Buildings and improvements	2,320.8	1,907.9
Machinery, equipment, and motor vehicles	5,795.8	5,266.2
Construction in progress (1) (2)	2,759.8	2,218.1
	11,616.0	9,957.7
Less – Accumulated depreciation	(3,095.1)	(2,547.9)
	$8,520.9	$7,409.8
(1)We capitalized $89.7 million, $74.2 million, and $63.7 million of interest costs for the years ended February 28, 2026, February 28, 2025, and February 29, 2024, respectively, primarily due to the Brewery Projects.
(2)Initial production at the Veracruz Brewery is expected to commence around the middle of Fiscal 2027.

For the year ended February 28, 2026, in connection with strategic optimization activities within our Beer segment, we committed to the dismantling and abandonment of certain aged long-lived assets at the Obregón Brewery, resulting in a $57.7 million loss. This loss was included in asset impairment and related expenses within our consolidated results of operations.

In July 2024, we sold the remaining assets classified as held for sale at the Mexicali Brewery.

7. DERIVATIVE INSTRUMENTS

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 75

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

The aggregate notional value of outstanding derivative instruments is as follows:

	February 28, 2026	February 28, 2025
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$2,080.9	$2,843.6
Net investment hedge contracts	$145.5	$—
Pre-issuance hedge contracts	$50.0	$275.0
Derivative instruments not designated as hedging instruments
Foreign currency contracts	$522.2	$378.2
Commodity derivative contracts	$335.5	$322.1

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 76

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
net investment hedges and mature between April 2028 and April 2029. The changes in the fair value of these swaps are recognized as a component of other comprehensive income (loss) and reported in accumulated other comprehensive income (loss) in our consolidated balance sheets. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold, liquidated, or substantially liquidated. We assess the effectiveness of our cross-currency swaps using the spot method. Under this method, the periodic interest settlements are recorded directly in earnings through interest expense, net. Accordingly, we recorded interest income of $1.9 million during the year ended February 28, 2026.

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of February 28, 2026, the estimated fair value of derivative instruments in a net liability position due to counterparties was less than $0.1 million. If we were required to settle the net liability position under these derivative instruments on February 28, 2026, we would have had sufficient available liquidity on hand to satisfy this obligation.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 8):

Assets			Liabilities
	February 28, 2026	February 28, 2025		February 28, 2026	February 28, 2025
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$156.7	$56.2	Other accrued expenses and liabilities	$0.1	$36.9
Other assets	$177.6	$39.3	Deferred income taxes and other liabilities	$0.1	$38.6
Pre-issuance hedge contracts:
Prepaid expenses and other	$—	$2.2	Other accrued expenses and liabilities	$—	$—

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 77

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

Assets			Liabilities
	February 28, 2026	February 28, 2025		February 28, 2026	February 28, 2025
(in millions)
Net investment hedge contracts:
Other assets	$—	$—	Deferred income taxes and other liabilities	$6.7	$—
Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$0.4	$1.5	Other accrued expenses and liabilities	$0.9	$0.9
Commodity derivative contracts:
Prepaid expenses and other	$22.4	$7.3	Other accrued expenses and liabilities	$5.3	$8.8
Other assets	$8.8	$2.3	Deferred income taxes and other liabilities	$2.1	$4.0

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Year Ended February 28, 2026
Foreign currency contracts	$364.7	Sales	$0.9
		Cost of product sold	76.4
		Selling, general, and administrative expenses	0.3
Pre-issuance hedge contracts	(5.0)	Interest expense, net	(0.4)
	$359.7		$77.2
For the Year Ended February 28, 2025
Foreign currency contracts	$(161.8)	Sales	$0.8
		Cost of product sold	96.3
Pre-issuance hedge contracts	2.3	Interest expense, net	—
	$(159.5)		$97.1
For the Year Ended February 29, 2024
Foreign currency contracts	$205.7	Sales	$(0.1)
		Cost of product sold	137.3
Pre-issuance hedge contracts	(0.1)	Interest expense, net	(1.6)
	$205.6		$135.6

We expect $137.3 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 78

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Year Ended February 28, 2026
Commodity derivative contracts	Cost of product sold	$23.6
Foreign currency contracts	Selling, general, and administrative expenses	5.5
		$29.1
For the Year Ended February 28, 2025
Commodity derivative contracts	Cost of product sold	$(0.3)
Foreign currency contracts	Selling, general, and administrative expenses	(29.7)
		$(30.0)
For the Year Ended February 29, 2024
Commodity derivative contracts	Cost of product sold	$(44.2)
Foreign currency contracts	Selling, general, and administrative expenses	14.6
		$(29.6)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 79

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Long-term debt
The fair value of our fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement). As of February 28, 2026, the carrying amount of long-term debt, including the current portion, was $10,296.5 million, compared with an estimated fair value of $9,858.2 million. As of February 28, 2025, the carrying amount of long-term debt, including the current portion, was $10,691.0 million, compared with an estimated fair value of $9,999.0 million.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of February 28, 2026, and February 28, 2025, due to the relatively short maturity of these instruments.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2026
Assets:
Foreign currency contracts	$—	$334.7	$—	$334.7
Commodity derivative contracts	$—	$31.2	$—	$31.2
Liabilities:
Foreign currency contracts	$—	$1.1	$—	$1.1
Commodity derivative contracts	$—	$7.4	$—	$7.4
Net investment hedge contracts	$—	$6.7	$—	$6.7
February 28, 2025
Assets:
Foreign currency contracts	$—	$97.0	$—	$97.0
Commodity derivative contracts	$—	$9.6	$—	$9.6
Pre-issuance hedge contracts	$—	$2.2	$—	$2.2
Liabilities:
Foreign currency contracts	$—	$76.4	$—	$76.4
Commodity derivative contracts	$—	$12.8	$—	$12.8

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 80

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the periods presented:

		Fair Value Measurements Using
	Balance Sheet Classification	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Year Ended February 28, 2026
Assets held for sale and related net assets	Assets held for sale	$—	$—	$—	$52.1
Equity method investments	Other assets	—	—	—	1.5
Total		$—	$—	$—	$53.6
For the Year Ended February 28, 2025
Goodwill	Goodwill	$—	$—	$—	$2,740.7
Assets held for sale	Assets held for sale	—	879.8	—	478.0
Trademarks	Intangible assets	—	—	125.8	57.0
Equity method investments	Other assets	—	—	—	8.7
Total		$—	$879.8	$125.8	$3,284.4
For the Year Ended February 29, 2024
Equity method investments	Other assets	$56.1	$0.6	$0.6	$136.1

Assets held for sale and related net assets
For the three months ended May 31, 2025, largely in connection with the 2025 Wine Divestitures, then-existing assets held for sale and related net assets were adjusted to their current estimated fair value of $897.7 million, less costs to sell, resulting in a $52.1 million net loss. This net loss was included in asset impairment and related expenses within our consolidated results for the year ended February 28, 2026. Our estimated fair value of the then-existing assets held for sale was largely based on the expected proceeds from the 2025 Wine Divestitures as of May 31, 2025.

Goodwill
As of August 31, 2024, in connection with negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our then-owned mainstream and premium wine brands, management updated its Fiscal 2025 outlook for this reporting unit. The updated forecast indicated it was more likely than not the fair value of the Wine and Spirits reporting unit might be below its carrying value. Accordingly, we performed an interim quantitative assessment for goodwill impairment. This assessment indicated that the carrying value of the Wine and Spirits reporting unit exceeded its estimated fair value, resulting in a $2,250.0 million goodwill impairment. During the three months ended February 28, 2025, we performed our annual impairment analysis and updated our estimate of the fair value of the Wine and Spirits reporting unit to reflect the latest financial projections and an increase in the discount rate. As a result, we recognized an additional $490.7 million goodwill impairment to write-off the remaining goodwill balance for the Wine and Spirits reporting unit as of February 28, 2025. The $2,740.7 million total loss from impairment was included in goodwill and intangible assets impairment within our consolidated results for the year ended February 28, 2025. See Notes 9, 10, and 14 for further discussion.

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 81

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
discount rate (for the annual assessment), (ii) a 1.5% expected long-term growth rate, and (iii) the annual cash flow projections.

Assets held for sale
For the three months ended February 28, 2025, largely in connection with the 2025 Wine Divestitures, assets held for sale with a $1,357.8 million carrying value, were written down to their current estimated fair value of $879.8 million, less costs to sell, resulting in a $478.0 million loss. This loss from impairment was included within asset impairment and related expenses within our consolidated results for the year ended February 28, 2025. These assets consisted primarily of inventory, production facilities, and intangible assets which had satisfied the conditions necessary to be classified as held for sale. Our estimated fair value was largely based on the expected proceeds from the 2025 Wine Divestitures as of February 28, 2025.

Trademarks
For the year ended February 28, 2025, in connection with the assessment of the same events and circumstances that resulted in the wine and spirits goodwill carrying value being written down to zero, we completed a quantitative assessment of our wine trademarks. We re-evaluated the wine units of account in contemplation of the 2025 Wine Divestitures and determined it was appropriate to have two units of account, (i) then-existing held for sale brands and (ii) remaining brands. As a result, the then-existing held for sale brands trademark unit with a $182.8 million carrying value was written down to its estimated fair value of $125.8 million, resulting in a $57.0 million impairment. This loss was included in goodwill and intangible assets impairment within our consolidated results of operations for the year ended February 28, 2025.

When performing the quantitative assessment, the estimated fair value of the trademarks is calculated based on an income approach using the relief from royalty method. The most significant assumptions used in the relief from royalty method to determine the estimated fair value of intangible assets with indefinite lives in connection with this impairment testing were: (i) a 3% royalty rate (then-existing held for sale brands trademark unit) and a 7% royalty rate (remaining brands trademark unit), (ii) an 11% discount rate, (iii) a 1.5% expected long-term growth rate, and (iv) the annual revenue projections.

Equity method investments
As of August 31, 2025, February 28, 2025, August 31, 2024, November 30, 2023, and August 31, 2023, we evaluated certain equity method investments, made through our corporate venture capital function within the Corporate Operations and Other segment, and determined there were other-than-temporary impairments due to business underperformance. These losses from impairment were included in income (loss) from unconsolidated investments within our consolidated results for the respective periods. The estimated fair values for the equity method investments evaluated as of August 31, 2025, February 28, 2025, August 31, 2024, and November 30, 2023, were based largely on the cash flows expected to be generated by the investment using unobservable data points. The estimated fair value for the equity method investments evaluated as of August 31, 2023, was based largely on observable prices for similar assets. In October 2023, we exited one of these equity method investments in exchange for a note receivable.

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 82

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
consolidated results for the year ended February 29, 2024. The estimated fair value was determined based on the closing price of the underlying equity security as of May 31, 2023. Additionally, we no longer apply the equity method to our investment in Canopy following the April 2024 conversion of our Canopy common shares to Exchangeable Shares. For additional information, refer to Note 11.

9. GOODWILL

The changes in the carrying amount of goodwill are as follows:

	Beer	Wine and Spirits	Consolidated
(in millions)
Balance at February 29, 2024 (1)	$5,238.2	$2,742.1	$7,980.3
Purchase accounting allocations (2)	—	71.2	71.2
Foreign currency translation adjustments	(111.4)	0.6	(110.8)
Goodwill impairment (3)	—	(2,740.7)	(2,740.7)
SVEDKA Divestiture (4)	—	(73.2)	(73.2)
Balance at February 28, 2025 (1)	5,126.8	—	5,126.8
Foreign currency translation adjustments	107.1	—	107.1
Balance at February 28, 2026	$5,233.9	$—	$5,233.9
(1)The carrying amount of Wine and Spirits goodwill was fully impaired as of February 28, 2025. There were no accumulated impairment losses included in our consolidated goodwill balance as of February 29, 2024.
(2)Purchase accounting allocations associated with the Sea Smoke acquisition.
(3)In connection with continued negative trends within our Wine and Spirits business primarily attributable to our U.S. wholesale market, driven by declines in both the overall wine market and in our then-owned mainstream and premium wine brands, management updated its Fiscal 2025 outlook and financial projections for this reporting unit. Based on the aforementioned factors, we performed quantitative assessments that led to goodwill impairments which resulted in the carrying value being written down to zero.
(4)Amount was based on the relative fair value of the portion of the business sold and the remaining wine and spirits portfolio. The relative fair values were determined using the transaction price and the income approach based on assumptions, including projected revenue growth, terminal growth, and discount rates and other projected financial information.

10. INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	February 28, 2026		February 28, 2025
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.4	$13.6	$85.3	$14.9
Other	19.6	0.3	20.7	0.3
Total	$105.0	13.9	$106.0	15.2
Nonamortizable intangible assets
Trademarks		2,519.1		2,517.1
Total intangible assets		$2,533.0		$2,532.3

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 83

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
We did not incur costs to renew or extend the term of acquired intangible assets for the years ended February 28, 2026, February 28, 2025, and February 29, 2024. Net carrying amount represents the gross carrying value net of accumulated amortization. Amortization expense for intangible assets was $1.3 million for each of the years ended February 28, 2026, February 28, 2025, and February 29, 2024.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal 2027	$1.3
Fiscal 2028	$1.3
Fiscal 2029	$1.3
Fiscal 2030	$1.3
Fiscal 2031	$1.3
Thereafter	$7.4

11. OTHER ASSETS

The major components of other assets are as follows:

	February 28, 2026	February 28, 2025
(in millions)
Operating lease right-of-use asset	$582.4	$545.7
Income taxes receivable	188.6	135.5
Derivative assets	186.4	41.6
Equity method investments	128.8	124.5
Other investments in debt and equity securities	69.1	60.3
Exchangeable Shares	21.2	21.2
Other	159.6	132.9
	$1,336.1	$1,061.7

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

Exchangeable Shares
We own 26.3 million Exchangeable Shares. As of November 30, 2024, we evaluated our Exchangeable Shares for impairment primarily due to the business and industry factors that led to the decline in Canopy’s common share price since the April 2024 conversion of our then-existing Canopy common shares and exchange of a portion of the principal amount of a then-existing promissory note issued to us by Canopy for Exchangeable Shares. We concluded that an impairment did exist and wrote down our Exchangeable Shares to their estimated fair value. Due to the continued decline in Canopy’s common share price, as of February 28, 2025, we evaluated the Exchangeable Shares for an additional impairment. We concluded an impairment did exist, and accordingly, the Exchangeable Shares with a

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 84

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

We recognized a total net gain of $7.2 million in income (loss) from unconsolidated investments in connection with our Exchangeable Shares activity for the year ended February 28, 2025. Future impairments, if any, will also be reported in income (loss) from unconsolidated investments within our consolidated results.

12. OTHER ACCRUED EXPENSES AND LIABILITIES

The major components of other accrued expenses and liabilities are as follows:

	February 28, 2026	February 28, 2025
(in millions)
Accrued income taxes payable	$164.3	$20.9
Salaries, commissions, and payroll benefits and withholdings	146.7	155.3
Accrued interest	102.7	98.7
Operating lease liability	101.9	76.7
Promotions and advertising	101.8	133.7
Accrued restructuring (1)	52.7	49.7
Accrued excise taxes	39.5	49.8
Accrued insurance, property, and other taxes	31.3	34.4
Contract liabilities	17.8	91.5
Derivative liabilities	6.3	46.6
Liabilities held for sale	—	33.7
Other	89.0	95.7
	$854.0	$886.7
(1)Represents amounts accrued in connection with the 2025 Restructuring Initiative.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 85

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
13. BORROWINGS

Borrowings consist of the following:

	February 28, 2026			February 28, 2025
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$272.0			$806.7
	$272.0			$806.7
Long-term debt
Senior notes	$599.5	$9,685.8	$10,285.3	$10,682.3
Other	4.1	7.1	11.2	8.7
	$603.6	$9,692.9	$10,296.5	$10,691.0

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 86

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Information with respect to borrowings under our bank facilities is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity
(in millions)
February 28, 2026
Revolving credit facility (1) (2) (3)	$—	—%	—%	$11.3	$1,966.6
February 28, 2025
Revolving credit facility (2) (3) (4)	$—	—%	—%	$11.3	$1,430.7
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2025 Credit Agreement, and outstanding borrowings under our commercial paper program of $272.1 million (excluding unamortized discount) (see “Commercial paper program” below).
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

	February 28, 2026	February 28, 2025
(in millions)
Outstanding borrowings (1)	$272.0	$806.7
Weighted average annual interest rate	3.9%	4.7%
Weighted average remaining term	6 days	13 days
(1)Outstanding commercial paper borrowings are net of unamortized discount.

Pre-issuance hedge contracts
In February 2026, we entered into Pre-issuance hedge contracts, which were designated as cash flow hedges. As a result, we have hedged the treasury rate on $50.0 million of future debt issuances. Upon the termination and settlement of these contracts, the unrealized gain (loss) will be recognized in AOCI within our consolidated balance sheets and amortized to interest expense, net within our consolidated results of operations.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 87

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Senior notes
Information on our senior notes, all of which are senior unsecured obligations that rank equally in right of payment to all of our existing and future senior unsecured indebtedness, is as follows:

		Date of			Outstanding Balance (1)
	Principal	Issuance	Maturity	Interest Payments	February 28, 2026	February 28, 2025
(in millions)
4.75% Senior Notes (2)	$400.0	Dec 2015	Dec 2025	Jun/Dec	$—	$399.5
3.70% Senior Notes (3)	$600.0	Dec 2016	Dec 2026	Jun/Dec	599.5	598.9
3.50% Senior Notes (3)	$500.0	May 2017	May 2027	May/Nov	499.3	498.8
4.50% Senior Notes (3)	$500.0	May 2017	May 2047	May/Nov	494.4	494.2
3.60% Senior Notes (3)	$700.0	Feb 2018	Feb 2028	Feb/Aug	698.6	697.9
4.10% Senior Notes (3)	$600.0	Feb 2018	Feb 2048	Feb/Aug	593.7	593.4
4.40% Senior Notes	$500.0	Oct 2018	Nov 2025	May/Nov	—	499.5
4.65% Senior Notes (3)	$500.0	Oct 2018	Nov 2028	May/Nov	498.5	497.9
5.25% Senior Notes (3)	$500.0	Oct 2018	Nov 2048	May/Nov	494.3	494.1
3.15% Senior Notes (3)	$800.0	Jul 2019	Aug 2029	Feb/Aug	797.6	796.8
2.875% Senior Notes (3)	$600.0	Apr 2020	May 2030	May/Nov	597.4	596.8
3.75% Senior Notes (3)	$600.0	Apr 2020	May 2050	May/Nov	591.3	591.0
2.25% Senior Notes (3)	$1,000.0	Jul 2021	Aug 2031	Feb/Aug	993.1	991.8
4.35% Senior Notes (3)	$600.0	May 2022	May 2027	May/Nov	599.2	598.4
4.75% Senior Notes (3)	$700.0	May 2022	May 2032	May/Nov	695.7	695.0
5.00% Senior Notes (4)	$500.0	Feb 2023	Feb 2026	Feb/Aug	—	499.0
4.90% Senior Notes (3)	$750.0	May 2023	May 2033	May/Nov	742.7	741.6
4.80% Senior Notes (3)	$400.0	Jan 2024	Jan 2029	Jan/Jul	398.3	397.7
4.80% Senior Notes (3)	$500.0	May 2025	May 2030	May/Nov	496.5	—
4.95% Senior Notes (3)	$500.0	Oct 2025	Nov 2035	May/Nov	495.2	—
					$10,285.3	$10,682.3
(1)Amounts are net of unamortized debt issuance costs and unamortized discounts, where applicable.
(2)Redeemed prior to maturity in July 2025, using proceeds from the 2025 Wine Divestitures and cash on hand, at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest.
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

	Redemption
	Stated Redemption Date	Stated Basis Points
3.70% Senior Notes due December 2026	Sept 2026	25
3.50% Senior Notes due May 2027	Feb 2027	20
4.50% Senior Notes due May 2047	Nov 2046	25
3.60% Senior Notes due February 2028	Nov 2027	15
4.10% Senior Notes due February 2048	Aug 2047	20
4.65% Senior Notes due November 2028	Aug 2028	25

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 88

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Redemption
	Stated Redemption Date	Stated Basis Points
5.25% Senior Notes due November 2048	May 2048	30
3.15% Senior Notes due August 2029	May 2029	20
2.875% Senior Notes due May 2030	Feb 2030	35
3.75% Senior Notes due May 2050	Nov 2049	40
2.25% Senior Notes due August 2031	May 2031	15
4.35% Senior Notes due May 2027	Apr 2027	25
4.75% Senior Notes due May 2032	Feb 2032	30
4.90% Senior Notes due May 2033	Feb 2033	25
4.80% Senior Notes due January 2029	Dec 2028	15
4.80% Senior Notes due May 2030	Apr 2030	20
4.95% Senior Notes due November 2035	Aug 2035	15
(4)Redeemed prior to maturity in June 2025, using proceeds from the 2025 Wine Divestitures, at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest.

Indentures
Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

Subsidiary credit facilities
General
We have additional credit arrangements totaling $56.0 million and $46.7 million as of February 28, 2026, and February 28, 2025, respectively. As of February 28, 2026, and February 28, 2025, amounts outstanding under these arrangements were $11.2 million and $8.7 million, respectively, the majority of which is classified as long-term as of the respective date. These arrangements primarily support the financing needs of our domestic and foreign subsidiary operations. Interest rates and other terms of these borrowings vary from country to country, depending on local market conditions.

Debt payments
As of February 28, 2026, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $44.6 million and $20.1 million, respectively) for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2027	$604.1
Fiscal 2028	1,802.6
Fiscal 2029	901.2
Fiscal 2030	801.3
Fiscal 2031	1,101.4
Thereafter	5,150.6
$10,361.2

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 89

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
14. INCOME TAXES

Income (loss) before income taxes was generated as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
(in millions)
Domestic	$(83.9)	$(2,633.0)	$(140.2)
Foreign	2,461.7	2,550.2	2,362.0
	$2,377.8	$(82.8)	$2,221.8

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
(in millions)
Current
Federal	$161.7	$16.7	$152.6
State	15.9	25.9	16.4
Foreign	(67.1)	116.0	139.7
Total current	110.5	158.6	308.7
Deferred
Federal	94.9	(436.4)	27.7
State	19.2	(73.1)	(19.0)
Foreign	396.4	299.2	139.2
Total deferred	510.5	(210.3)	147.9
Income tax provision (benefit)	$621.0	$(51.7)	$456.6

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. federal income tax rate to income before provision for (benefit from) income taxes for the year ended February 28, 2026, is as follows:

	Amount	% of Pretax Income (Loss)
(in millions, except % of pretax income (loss) data)
Income tax provision (benefit) at statutory rate	$499.3	21.0%
State and local income taxes, net of federal income tax provision (benefit) (1)	24.9	1.0%
Earnings taxed at other than U.S. statutory rate:
Switzerland
Statutory income tax difference between Switzerland and U.S.	(62.5)	(2.6%)
Canton income tax	81.0	3.4%
Changes in valuation allowances	184.7	7.8%
Other	(14.0)	(0.6%)
Malta
Statutory income tax difference between Malta and U.S.	121.6	5.1%
Changes in valuation allowances	353.6	14.9%
Interest limitation	(353.6)	(14.9%)
Nontaxable or nondeductible items, net	(297.2)	(12.5%)

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 90

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Amount	% of Pretax Income (Loss)
(in millions, except % of pretax income (loss) data)
Other foreign jurisdictions
Other	(21.3)	(0.9%)
Effect of cross-border tax laws:
Global intangible low-taxed income	187.8	7.9%
Other	53.9	2.3%
Tax credits	(3.4)	(0.1%)
Changes in valuation allowances	51.0	2.1%
Nontaxable or nondeductible items, net	60.6	2.5%
Changes in unrecognized tax benefits	(245.4)	(10.3%)
Income tax provision (benefit) at effective rate	$621.0	26.1%
(1)State taxes in California, New York, and Illinois are attributable to greater than 50% of the net income tax provision (benefit) for the year ended February 28, 2026.

A reconciliation of the total tax provision (benefit) to the amount computed by applying the statutory U.S. federal income tax rate to income before provision for (benefit from) income taxes is as follows:

	February 28, 2025		February 29, 2024
	Amount	% of Pretax Income (Loss)	Amount	% of Pretax Income (Loss)
(in millions, except % of pretax income (loss) data)
Income tax provision (benefit) at statutory rate	$(17.4)	21.0%	$466.6	21.0%
State and local income taxes, net of federal income tax provision (benefit) (1)	(31.2)	37.7%	35.9	1.6%
Net income tax benefit from a tax entity classification change	—	—%	(31.2)	(1.4%)
Earnings taxed at other than U.S. statutory rate (2)	(241.0)	291.1%	(75.9)	(3.4%)
Net income tax provision (benefit) from legislative changes (3)	—	—%	(9.6)	(0.4%)
Wine and Spirits-related impairments including the non-deductible portion of the wine and spirits goodwill impairment	253.3	(306.0%)	—	—%
Excess tax benefits from stock-based compensation awards (4)	(5.3)	6.4%	(8.0)	(0.4%)
Net income tax provision (benefit) recognized for adjustment to valuation allowance (5)	24.1	(29.1%)	86.2	3.9%
Net income tax provision (benefit) in connection with sale of the remaining assets at the canceled Mexicali Brewery	(22.2)	26.8%	—	—%
Net income tax provision (benefit) for various U.S. income tax credits	(14.1)	17.0%	—	—%
Net income tax provision (benefit) in connection with the SVEDKA Divestiture	6.0	(7.2%)	—	—%
Miscellaneous items, net	(3.9)	4.7%	(7.4)	(0.3%)
Income tax provision (benefit) at effective rate	$(51.7)	62.4%	$456.6	20.6%
(1)Includes differences resulting from adjustments to the current and deferred state effective tax rates.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 91

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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
(3)The year ended February 29, 2024, represents a net income tax benefit resulting from the remeasurement of our deferred tax assets in connection with a legislative update in Switzerland.
(4)Represents the recognition of the income tax effect of stock-based compensation awards in the income statement when the awards vest or are settled.
(5)The year ended February 28, 2025, consists primarily of valuation allowances related to net operating losses and the year ended February 29, 2024, consists primarily of valuation allowances related to our investment in Canopy.

The liability for income taxes associated with uncertain tax positions, excluding interest and penalties, and a reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
(in millions)
Balance as of March 1	$318.9	$416.1	$344.3
Increases as a result of tax positions taken during a prior period	46.9	51.8	48.1
Decreases as a result of tax positions taken during a prior period	(102.2)	(124.7)	(2.5)
Increases as a result of tax positions taken during the current period	50.6	28.0	31.5
Decreases related to settlements with tax authorities	(46.3)	(43.9)	(2.8)
Decreases related to lapse of applicable statute of limitations	(13.8)	(8.4)	(2.5)
Balance as of last day of February	$254.1	$318.9	$416.1

As of February 28, 2026, and February 28, 2025, we had $310.6 million and $438.4 million, respectively, of unrecognized tax benefit liabilities, including interest and penalties, recognized on our balance sheets. These liabilities are primarily recorded as non-current as of the balance sheet date.

As of February 28, 2026, we had $254.1 million of unrecognized tax benefit liabilities, if recognized these liabilities net of indirect impacts, would decrease the effective tax rate in the year of resolution by $200.4 million. As of February 28, 2025, we had $318.9 million of unrecognized tax benefit liabilities, if recognized these liabilities net of indirect impacts, would decrease the effective tax rate in the year of resolution by $183.4 million.

We file U.S. federal income tax returns and various state, local, and foreign income tax returns. Major tax jurisdictions where we are subject to examination by tax authorities include Italy, Mexico, New Zealand, Switzerland, and the U.S. Various U.S. federal, state, and foreign income tax examinations are currently in progress. With few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to February 28, 2023.

We provide for additional tax expense based on probable outcomes of ongoing tax examinations and assessments in various jurisdictions. While it is often difficult to predict the outcome or the timing of resolution of any tax matter, we believe the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 92

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Income taxes paid
A summary income taxes paid (net of refunds) for the year ended February 28, 2026 is as follows:

(in millions)
U.S. federal	$78.1
U.S. state and local (1)	16.4
Foreign
Mexico	66.7
Other	12.4
Total foreign	79.1
Total	$173.6
(1)No single U.S. state or local jurisdiction accounts for more than 5% of total income taxes paid.

Additionally, we paid $197.1 million and $333.5 million in income taxes (net of refunds), for the years ended February 28, 2025, and February 29, 2024, respectively.

Deferred tax assets and liabilities
Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income. Additionally, we have provided deferred income taxes, consisting primarily of foreign withholding and state taxes, on all applicable unremitted earnings of our foreign subsidiaries, except for those earnings that we consider to be indefinitely reinvested. Significant components of deferred tax assets (liabilities) consist of the following:

	February 28, 2026	February 28, 2025
(in millions)
Deferred tax assets
Intangible assets	$1,540.2	$1,716.1
Loss carryforwards	676.9	619.3
Interest limitation	432.4	121.7
Lease liabilities	104.0	102.3
Investments in unconsolidated investees	635.0	652.2
Other accruals	286.3	212.2
Gross deferred tax assets	3,674.8	3,423.8
Valuation allowances	(1,860.8)	(1,170.0)
Deferred tax assets, net	1,814.0	2,253.8

Deferred tax liabilities
Intangible assets	(337.5)	(264.9)
Property, plant, and equipment	(122.7)	(122.7)
Right-of-use assets	(92.6)	(88.3)
Derivative instruments	(43.3)	(6.9)
Other accruals	(51.5)	(58.3)
Total deferred tax liabilities	(647.6)	(541.1)
Deferred tax assets (liabilities), net	$1,166.4	$1,712.7

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the projected reversal of deferred tax liabilities and projected future taxable income as well as tax planning strategies. Based upon this assessment, we

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 93

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
believe it is more likely than not that we will realize the benefits of these deductible differences, net of any valuation allowances.

As of February 28, 2026, operating loss carryforwards, which are primarily state and foreign, totaling $3.8 billion are being carried forward in a number of jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. Of these operating loss carryforwards, $2.2 billion will expire by fiscal 2033, $800.0 million will expire between fiscal 2034 and fiscal 2050, and $750.0 million may be carried forward indefinitely in certain jurisdictions. Additionally, as of February 28, 2026, federal capital losses totaling $1.4 billion are being carried forward in multiple jurisdictions; and will expire, if unused, between Fiscal 2029 and fiscal 2035. Interest limitation carryforwards totaling $1.8 billion may be carried forward indefinitely in certain jurisdictions.

We have recognized valuation allowances for operating loss carryforwards and other deferred tax assets when we believe it is more likely than not that these items will not be fully realized. The increase in our valuation allowances as of February 28, 2026, is primarily related to tax attributes.

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

We have performed an evaluation of the impact of the OB3 Act on our consolidated financial statements, including the effects on our annual effective tax rate, deferred tax assets and liabilities, and cash flows. Based on this analysis and activities performed in response to the legislation, there will continue to be a negative impact on our effective tax rate for Fiscal 2027, primarily driven by modifications to the taxation of foreign earnings and other international income tax provisions.

Additionally, for the year ended February 28, 2026, we recognized a valuation allowance against our deferred tax asset related to prior year interest expense limitations. We will continue to assess the implications of the OB3 Act, and our income tax provision may continue to be impacted as additional clarifications or interpretive guidance related to the OB3 Act is released.

Pillar Two
The OECD introduced a framework under Pillar Two which includes a 15% global minimum tax rate. Many jurisdictions in which we do business have started to enact laws implementing Pillar Two. We are monitoring these developments and currently do not believe these rules will have a material impact on our financial condition and/or consolidated results.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 94

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
15. DEFERRED INCOME TAXES AND OTHER LIABILITIES

The major components of deferred income taxes and other liabilities are as follows:

	February 28, 2026	February 28, 2025
(in millions)
Operating lease liability	$532.2	$539.1
Unrecognized tax benefit liabilities	309.6	424.3
Deferred income taxes	203.9	92.6
Derivative liabilities	8.9	42.6
Other	76.3	94.7
	$1,130.9	$1,193.3

16. LEASES

General
We primarily lease certain vineyards, office and production facilities, warehouses, production equipment, and vehicles. We have concluded that certain grape purchasing arrangements associated with the purchase of grape production yielded from a specified block of a vineyard and certain third-party logistics arrangements contain a lease.

Balance sheet location
A summary of lease right-of-use assets and liabilities are as follows:

	Balance Sheet Classification	February 28, 2026	February 28, 2025
(in millions)
Assets
Operating lease	Other assets	$582.4	$545.7
Finance lease	Property, plant, and equipment, net	10.5	18.2
Total right-of-use assets		$592.9	$563.9
Liabilities
Current:
Operating lease	Other accrued expenses and liabilities	$101.9	$76.7
Finance lease	Current maturities of long-term debt	4.1	4.1
Non-current:
Operating lease	Deferred income taxes and other liabilities	532.2	539.1
Finance lease	Long-term debt, less current maturities	7.1	4.6
Total lease liabilities		$645.3	$624.5

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 95

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
Lease cost
The components of total lease cost are as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
(in millions)
Operating lease cost	$126.8	$112.6	$98.2
Finance lease cost:
Amortization of right-of-use assets	5.4	7.2	9.4
Interest on lease liabilities	0.7	1.0	1.4
Short-term lease cost	9.2	11.5	10.5
Variable lease cost	47.0	135.2	182.1
Total lease cost	$189.1	$267.5	$301.6

Lease maturities
As of February 28, 2026, minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
(in millions)
Fiscal 2027	$128.6	$5.0
Fiscal 2028	109.4	3.0
Fiscal 2029	85.5	1.6
Fiscal 2030	77.6	1.5
Fiscal 2031	67.6	1.5
Thereafter	317.4	0.7
Total lease payments	786.1	13.3
Less: Interest	(152.0)	(2.1)
Total lease liabilities	$634.1	$11.2

Related party transaction
We have a long-term lease for office space with an affiliate of a director.

Supplemental information

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$132.3	$114.8	$99.5
Operating cash flows from finance leases	$0.7	$1.0	$1.4
Financing cash flows from finance leases	$4.4	$7.0	$9.7
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$188.3	$63.0	$268.5
Finance leases	$5.7	$—	$—

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 96

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
(in millions)
Weighted-average remaining lease term (1)
Operating leases	10.2 years	11.6 years	10.7 years
Finance leases	4.0 years	2.3 years	2.8 years
Weighted-average discount rate
Operating leases	4.5%	4.2%	4.3%
Finance leases	9.5%	8.8%	7.5%
(1)Our leases have varying terms with remaining lease terms of up to approximately 29 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

17. COMMITMENTS AND CONTINGENCIES

Purchase commitments and contingencies
We have entered into various long-term contracts in the normal course of business. As of February 28, 2026, the estimated aggregate minimum purchase commitments under these contracts through the date of the last contractual commitment are as follows:

	Type	Commitment Date	Amount
(in millions)
Raw materials and supplies	Packaging, corn, malt, and grapes	December 2037	$4,340.3
Contract services	Transportation, marketing, IT, warehousing and bottling, energy contract services, and consumer and market insights	January 2032	574.6
Capital expenditures (1)	Property, plant, and equipment and contractor and manufacturing services	February 2029	70.2
In-process and finished goods inventories	Bulk wine and spirits and related contracts	December 2028	21.9
			$5,007.0
(1)Consists of purchase commitments entered into primarily in connection with the Brewery Projects.

Indemnification liabilities
In connection with prior divestitures, we have indemnified respective parties against certain liabilities that may arise subsequent to the divestiture. As of February 28, 2026, and February 28, 2025, these liabilities consist primarily of indemnifications related to certain income tax matters and lease contracts. As of February 28, 2026, and February 28, 2025, the carrying amount of our indemnification liabilities was $12.2 million and $18.4 million, respectively, and are included in other accrued expenses and liabilities and deferred income taxes and other liabilities. We do not expect to be required to make material payments under the indemnifications and we believe that the likelihood is remote that the indemnifications could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 97

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

The changes in outstanding obligations under our supply chain finance program are as follows:

(in millions)
Balance, February 29, 2024	$11.5
Additions	190.5
Settlements (1)	(162.6)
Balance, February 28, 2025 (2)	39.4
Additions	266.0
Settlements (1)	(254.7)
Balance, February 28, 2026 (2)	$50.7
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

18. STOCKHOLDERS’ EQUITY

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 98

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Class A Stock	Class 1 Stock	Class A Stock in Treasury
Balance at February 28, 2023	212,697,428	22,705	29,498,426
Share repurchases	—	—	1,043,366
Conversion of shares	870	(870)	—
Exercise of stock options	—	1,826	(582,476)
Employee stock purchases	—		(59,408)
Vesting of restricted stock units (1)	—		(76,914)
Vesting of performance share units (1)	—		(13,113)
Balance at February 29, 2024	212,698,298	23,661	29,809,881
Share repurchases	—	—	5,252,003
Exercise of stock options		3,376	(389,640)
Employee stock purchases	—	—	(67,405)
Vesting of restricted stock units (1)	—	—	(90,941)
Vesting of performance share units (1)	—	—	(8,757)
Balance at February 28, 2025	212,698,298	27,037	34,505,141
Share repurchases	—	—	5,652,107
Conversion of shares	1,244	(1,244)	—
Exercise of stock options	—	130	(59,714)
Employee stock purchases	—	—	(66,110)
Vesting of restricted stock units (1)	—	—	(104,328)
Balance at February 28, 2026	212,699,542	25,923	39,927,096
(1)Net of the following shares withheld to satisfy tax withholding requirements:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Restricted Stock Units	50,866	48,648	40,023
Performance Share Units	—	5,728	8,735

Stock repurchases
In each of January 2021 and November 2023, our Board of Directors authorized the repurchase of up to $2.0 billion of our publicly traded common stock. The 2021 Authorization was fully utilized as of November 30, 2024. In April 2025, our Board of Directors authorized the repurchase of up to $4.0 billion of our publicly traded common stock under the 2025 Authorization, which expires in February 2028. The 2025 Authorization replaced the 2023 Authorization in its entirety. Shares repurchased under these authorizations become treasury shares.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 99

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
A summary of share repurchase activity is as follows:

	For the Years Ended
	February 28, 2026		February 28, 2025		February 29, 2024
	Dollar Value	Number of Shares	Dollar Value	Number of Shares	Dollar Value	Number of Shares
(in millions, except share data)
2021 Authorization	$—	—	$613.7	2,462,271	$249.7	1,043,366
2023 Authorization	—	—	510.1	2,789,732	—	—
2025 Authorization	924.1	5,652,107	—	—	—	—
	$924.1	5,652,107	$1,123.8	5,252,003	$249.7	1,043,366

Subsequent to February 28, 2026, we repurchased 641,481 shares of Class A Stock pursuant to the 2025 Authorization at an aggregate cost of $98.7 million (excluding Federal excise tax owed pursuant to the IRA) through open market transactions and a 10b5-1 Trading Plan. As of April 17, 2026, total shares repurchased under our board authorizations are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2021 Authorization	$2,000.0	$2,000.0	8,337,547
2023 Authorization	$2,000.0	$510.1	2,789,732
2025 Authorization (1)	$4,000.0	$1,022.8	6,293,588
(1)As of April 17, 2026, $2,977.2 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

Common stock dividends
In April 2026, our Board of Directors declared a quarterly cash dividend of $1.03 per share of Class A Stock and $0.93 per share of Class 1 Stock payable in the first quarter of Fiscal 2027.

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

19. STOCK-BASED EMPLOYEE COMPENSATION

We have two stock-based employee compensation plans (as further discussed below). Total compensation cost recognized for our stock-based awards and income tax benefits related thereto are as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
(in millions)
Total compensation cost recognized in our results of operations (1)	$69.2	$72.2	$63.6
Income tax benefit related thereto recognized in our results of operations	$10.2	$10.6	$9.5
(1)The majority is included in selling, general, and administrative expenses.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 100

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
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

A summary of stock option activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2026		February 28, 2025		February 29, 2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding as of March 1	2,258,033	$212.95	2,564,288	$203.47	3,067,962	$194.47
Granted	—	$—	124,418	$260.11	151,848	$226.76
Exercised	(59,844)	$141.77	(393,016)	$162.80	(584,302)	$160.41
Forfeited	(26,800)	$248.81	(29,237)	$246.98	(55,351)	$225.04
Expired	(168,175)	$209.04	(8,420)	$245.19	(15,869)	$196.57
Outstanding as of last day of February	2,003,214	$214.93	2,258,033	$212.95	2,564,288	$203.47
Exercisable	1,814,172	$211.19	1,761,492	$203.26	1,702,984	$193.68

As of February 28, 2026, the aggregate intrinsic value of our options outstanding and exercisable was $1.9 million each. In addition, the weighted average remaining contractual life for our options outstanding and exercisable was 4.5 years and 4.3 years, respectively.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 101

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
The fair value of stock options vested, and the intrinsic value of and tax benefit realized from the exercise of stock options, are as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
(in millions)
Fair value of stock options vested	$19.0	$23.6	$27.3
Intrinsic value of stock options exercised	$2.4	$34.6	$54.6
Tax benefit realized from stock options exercised	$0.6	$5.4	$10.4

The weighted average grant-date fair value of stock options granted and the weighted average inputs used to estimate the fair value on the date of grant using the Black-Scholes option-pricing model are as follows:

	For the Years Ended (1)
	February 28, 2025	February 29, 2024
Grant-date fair value	$78.32	$64.75
Expected life (2)	5.8 years	5.8 years
Expected volatility (3)	27.8%	28.8%
Risk-free interest rate (4)	4.7%	3.6%
Expected dividend yield (5)	1.6%	1.6%
(1)No stock options were granted for the year ended February 28, 2026.
(2)Based on historical experience of employees’ exercise behavior for similar type awards.
(3)Based primarily on historical volatility levels of our Class A Stock.
(4)Based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.
(5)Based on the calculated yield on our Class A Stock at date of grant using the current fiscal year projected annualized dividend distribution rate.

A summary of restricted stock unit and performance share unit activity under our Long-Term Stock Incentive Plan is as follows:

	For the Years Ended
	February 28, 2026		February 28, 2025		February 29, 2024
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Restricted Stock Units
Outstanding balance as of March 1, Nonvested	333,985	$246.73	335,614	$228.75	291,859	$223.75
Granted	327,972	$183.23	171,601	$260.44	192,300	$227.30
Vested	(155,194)	$243.70	(139,589)	$220.63	(116,937)	$213.83
Forfeited	(94,902)	$211.26	(33,641)	$245.56	(31,608)	$228.90
Outstanding balance as of last day of February, Nonvested	411,861	$205.48	333,985	$246.73	335,614	$228.75

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 102

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	For the Years Ended
	February 28, 2026		February 28, 2025		February 29, 2024
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Performance Share Units
Outstanding balance as of March 1, Nonvested	140,072	$289.31	110,061	$292.78	85,649	$302.06
Granted	83,741	$192.64	57,804	$290.73	67,734	$238.01
Performance achievement (1)	(26,457)	$395.57	(6,366)	$318.71	(10,725)	$202.53
Vested	—	$—	(14,485)	$318.71	(21,848)	$202.53
Forfeited	(17,717)	$247.48	(6,942)	$267.90	(10,749)	$295.07
Outstanding balance as of last day of February, Nonvested	179,639	$232.72	140,072	$289.31	110,061	$292.78
(1)Reflects the net number of awards achieved above (below) target levels based on actual performance measured at the end of the performance period.

The fair value of shares vested for our restricted stock unit and performance share unit awards is as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
(in millions)
Restricted stock units	$28.7	$35.4	$27.0
Performance share units	$—	$3.7	$5.0

The weighted average grant-date fair value of performance share units granted with a market condition and the weighted average inputs used to estimate the fair value on the date of grant using the Monte Carlo Simulation model are as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Grant-date fair value	$192.64	$324.98	$251.63
Grant-date price	$183.61	$261.71	$224.38
Performance period	2.8 years	2.9 years	2.9 years
Expected volatility (1)	24.5%	20.4%	23.8%
Risk-free interest rate (2)	3.7%	4.7%	3.8%
Expected dividend yield (3)	0.0%	0.0%	0.0%
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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 103

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
For the years ended February 28, 2026, February 28, 2025, and February 29, 2024, employees purchased 66,110 shares, 67,405 shares, and 59,408 shares, respectively, under this plan.

Other
As of February 28, 2026, there was $45.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock-based employee compensation plans. This cost is expected to be recognized in our results of operations over a weighted-average period of 1.7 years. With respect to the issuance of shares under any of our stock-based compensation plans, we have the option to issue authorized but unissued shares or treasury shares.

20. NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

The computation of basic and diluted net income (loss) per common share for the applicable years ended is as follows:

	February 28, 2026	February 28, 2025	February 29, 2024
(in millions, except per share data)
Net income (loss) attributable to CBI	$1,686.7	$(81.4)	$1,727.4
Weighted average common shares outstanding – basic	175.414	181.476	183.307
Stock-based awards, primarily stock options (1)	0.154	—	0.652
Weighted average common shares outstanding – diluted	175.568	181.476	183.959
Net income (loss) per common share attributable to CBI – basic	$9.62	$(0.45)	$9.42
Net income (loss) per common share attributable to CBI – diluted	$9.61	$(0.45)	$9.39
(1)The following securities were excluded from the calculation of diluted net income (loss) per common share for Class A Stock, as the effect of including these would have been anti-dilutive:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
(in millions, except exercise price)
Stock-based awards, primarily stock options	1.639	2.584	0.723
Weighted average exercise price, stock options	$235.72	$251.32	$246.64

For the years ended February 28, 2026, and February 29, 2024, amounts were calculated using the treasury stock method. For the year ended February 28, 2025, all potentially dilutive securities outstanding at the end of the period were anti-dilutive due to the net loss position.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 104

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) attributable to CBI includes the following components:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 29, 2024
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$279.3	$—	$279.3
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	279.3	—	279.3
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	222.1	(26.4)	195.7
Amounts reclassified	(144.7)	16.7	(128.0)
Net gain (loss) recognized in other comprehensive income (loss)	77.4	(9.7)	67.7
Pension/postretirement adjustments:
Net actuarial gain (loss)	2.1	(0.8)	1.3
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	2.1	(0.8)	1.3
Other comprehensive income (loss) attributable to CBI	$358.8	$(10.5)	$348.3
For the Year Ended February 28, 2025
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(786.7)	$—	$(786.7)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(786.7)	—	(786.7)
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	(172.4)	20.9	(151.5)
Amounts reclassified	(105.3)	12.4	(92.9)
Net gain (loss) recognized in other comprehensive income (loss)	(277.7)	33.3	(244.4)
Pension/postretirement adjustments:
Net actuarial gain (loss)	3.1	(0.9)	2.2
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	3.1	(0.9)	2.2
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	(10.7)	0.1	(10.6)
Net gain (loss) recognized in other comprehensive income (loss)	(10.7)	0.1	(10.6)
Other comprehensive income (loss) attributable to CBI	$(1,072.0)	$32.5	$(1,039.5)

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 105

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Year Ended February 28, 2026
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$827.6	$—	$827.6
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	827.6	—	827.6
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	387.2	(45.9)	341.3
Amounts reclassified	(82.3)	9.6	(72.7)
Net gain (loss) recognized in other comprehensive income (loss)	304.9	(36.3)	268.6
Unrealized gain (loss) on net investment hedges:
Net investment hedge gain (loss)	(6.7)	1.7	(5.0)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(6.7)	1.7	(5.0)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(7.2)	2.1	(5.1)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(7.2)	2.1	(5.1)
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	(0.2)	—	(0.2)
Net gain (loss) recognized in other comprehensive income (loss)	(0.2)	—	(0.2)
Other comprehensive income (loss) attributable to CBI	$1,118.4	$(32.5)	$1,085.9

Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance at February 28, 2025	$(683.8)	$21.8	$(0.4)	$(0.3)	$(662.7)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	827.6	336.3	(5.1)	—	1,158.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	(72.7)	—	(0.2)	(72.9)
Other comprehensive income (loss)	827.6	263.6	(5.1)	(0.2)	1,085.9
Balance at February 28, 2026	$143.8	$285.4	$(5.5)	$(0.5)	$423.2

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 106

PART II	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Table of Contents
22. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Net sales to our 10 largest Customers represented approximately 60% of our total net sales for each of the years ended February 28, 2026, February 28, 2025, and February 29, 2024, and are expected to continue to represent a significant portion of our revenues. Net sales to Customers which individually represent 10% or more of our net sales, and the associated accounts receivable from these Customers as a percentage of our total accounts receivable, are as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Reyes Beer Division entities
Net sales	27.5%	25.4%	25.1%
Accounts receivable	22.0%	15.0%	17.7%
Southern Glazer’s Wine and Spirits
Net sales	6.7%	11.2%	11.7%
Accounts receivable	16.7%	32.9%	28.1%

Net sales for the Customers above are primarily reported within the Beer and Wine and Spirits segments, respectively. Our arrangements with certain of our Customers may, generally, be terminated by either party with prior notice. The majority of our accounts receivable balance is generated from sales to independent distributors with whom we have a predetermined collection date arranged through electronic funds transfer. We perform ongoing credit evaluations of our Customers’ financial position, and management is of the opinion that any risk of significant loss is reduced due to the diversity of our Customers and geographic sales area.

23. BUSINESS SEGMENT INFORMATION

Our internal management financial reporting consists of two business divisions: (i) Beer and (ii) Wine and Spirits and we report our operating results in three segments: (i) Beer, (ii) Wine and Spirits, and (iii) Corporate Operations and Other. In the Beer segment, our portfolio consists of high-end imported beer brands and ABAs. We have an exclusive perpetual brand license to produce our beer portfolio and to import, market, and sell such portfolio in the U.S. In the Wine and Spirits segment, we sell a portfolio comprised of exclusively higher-end wine and spirits brands. Amounts included in the Corporate Operations and Other segment consist of costs of corporate communications, corporate development, corporate finance, corporate strategy, executive management, human resources, internal audit, investor relations, IT, legal, and public affairs, as well as our investments such as those made through our corporate venture capital function. All costs included in the Corporate Operations and Other segment are general costs that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All costs reported within the Corporate Operations and Other segment are not included in our CODM’s evaluation of the operating income (loss) performance of the other reportable segments. Our CODM is our President and Chief Executive Officer. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Long-lived tangible assets and total asset information by segment is not provided to, or reviewed by, our CODM as it is not used to make strategic decisions, allocate resources, or assess performance. Our CODM utilizes segment comparable operating income (loss) performance in deciding how to deploy capital in line with disciplined and balanced priorities. These priorities largely include investing in our people and our brands, making capital investments and strategic acquisitions, providing a cash dividend program, and from time-to-time, repurchasing shares of our common stock. Our CODM also monitors budgeted versus actual results in assessing segment operating performance and understanding underlying business trends.

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

The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 1. Segment information is as follows:

	Beer	Wine and Spirits	Corporate Operations and Other	Consolidated
(in millions)
For the Year Ended February 28, 2026
Net sales	$8,315.2	$823.8	$—	$9,139.0
Cost of product sold (1)	(3,953.7)	(491.9)	—
Marketing	(774.9)	(92.5)	—
% Net sales	9.3%	11.2%
General and administrative expenses (1)	(425.6)	(228.9)	(228.3)
Comparable operating income (loss) (1)	3,161.0	10.5	(228.3)	2,943.2
Operating margin	38.0%	1.3%
Comparable adjustments (2)				(221.8)
Operating income (loss)				2,721.4
Income (loss) from unconsolidated investments (3)				9.0
Interest expense, net (4)				(352.6)
Income (loss) before income taxes				$2,377.8

Capital expenditures	$762.4	$107.4	$5.2	$875.0
Depreciation and amortization	$330.9	$67.1	$22.0	$420.0
% Net sales	4.0%	8.1%
For the Year Ended February 28, 2025
Net sales	$8,539.8	$1,668.9	$—	$10,208.7
Cost of product sold (1)	(3,973.7)	(926.6)	—
Marketing	(769.0)	(162.2)	—
% Net sales	9.0%	9.7%
General and administrative expenses (1)	(402.7)	(255.0)	(244.6)
Comparable operating income (loss) (1)	3,394.4	325.1	(244.6)	3,474.9
Operating margin	39.7%	19.5%
Comparable adjustments (2)				(3,120.0)
Operating income (loss)				354.9
Income (loss) from unconsolidated investments (3)				(26.3)
Interest expense, net (4)				(411.4)
Income (loss) before income taxes				$(82.8)

Capital expenditures	$991.5	$177.0	$45.6	$1,214.1
Depreciation and amortization	$341.1	$84.2	$21.7	$447.0
% Net sales	4.0%	5.0%
For the Year Ended February 29, 2024
Net sales	$8,162.6	$1,799.2	$—	$9,961.8
Cost of product sold (1)	(3,948.4)	(963.1)	—
Marketing	(688.5)	(165.0)	—
% Net sales	8.4%	9.2%
General and administrative expenses (1)	(431.3)	(272.4)	(247.6)
Comparable operating income (loss) (1)	3,094.4	398.7	(247.6)	3,245.5
Operating margin	37.9%	22.2%
Comparable adjustments (2)				(75.8)
Operating income (loss)				3,169.7
Income (loss) from unconsolidated investments (3)				(511.8)
Interest expense, net (4)				(436.1)
Income (loss) before income taxes				$2,221.8

Capital expenditures	$947.9	$185.6	$135.6	$1,269.1
Depreciation and amortization	$323.9	$88.8	$16.5	$429.2
% Net sales	4.0%	4.9%
(1)Amounts are determined and presented on a non-GAAP basis and are intended to reflect our core operations.
(2)Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
(in millions)
Cost of product sold
Strategic business reconfiguration costs	$(4.8)	$(10.7)	$—
Flow through of inventory step-up	(4.1)	(10.2)	(3.6)
Net gain (loss) on undesignated commodity derivative contracts	23.6	(0.3)	(44.2)
Settlements of undesignated commodity derivative contracts	3.4	26.8	15.0
Other gains (losses)	—	0.6	—
Comparable Adjustments, Cost of product sold	18.1	6.2	(32.8)
Selling, general, and administrative expenses
2025 Restructuring Initiative	(72.2)	(49.7)	—
Transition services agreements activity	(35.7)	(22.6)	(24.9)
Strategic business reconfiguration costs	(10.4)	(29.6)	(46.3)
Chief Executive Officer severance and transition benefits	(7.8)	—	—
Insurance recoveries	—	—	55.1
Other gains (losses) (i)	27.9	(14.6)	(11.8)
Comparable Adjustments, selling, general, and administrative expenses	(98.2)	(116.5)	(27.9)
Goodwill and intangible assets impairment	—	(2,797.7)	—
Asset impairment and related expenses	(109.8)	(478.0)	—
Gain (loss) on sale of business	(31.9)	266.0	(15.1)
Comparable Adjustments, Operating income (loss)	$(221.8)	$(3,120.0)	$(75.8)

(i)	Primarily includes the following:
		For the Years Ended
		February 28, 2026	February 28, 2025	February 29, 2024
	(in millions)
	Gain (loss) on sale of assets	$3.0	$—	$—
	Net loss on foreign currency as a result of the resolution of various tax examinations and assessments	$—	$(20.7)	$—
	Decreases in estimated fair values of contingent liabilities associated with prior period acquisitions	$25.6	$7.0	$2.0
	Net loss from changes in the indemnification of liabilities associated with prior period divestitures	$—	$—	$(12.7)

(3)	Income (loss) from unconsolidated investments consists of:
		For the Years Ended
		February 28, 2026	February 28, 2025	February 29, 2024
	(in millions)
	Equity in earnings (losses) from other equity method investees and related activities	$15.5	$23.1	$31.0
	Unrealized net gain (loss) on securities measured at fair value	(5.0)	(47.9)	(85.4)
	Equity method investments impairment	(1.5)	(8.7)	(136.1)
	Net gain in connection with Exchangeable Shares	—	7.2	—
	Equity in earnings (losses) from Canopy and related activities	—	—	(321.3)
		$9.0	$(26.3)	$(511.8)

(4)	Interest expense, net consists of:
		For the Years Ended
		February 28, 2026	February 28, 2025	February 29, 2024
	(in millions)
	Interest expense	$(361.6)	$(418.4)	$(443.6)
	Interest income	10.4	7.0	8.2
	Loss on extinguishment of debt	(1.4)	—	(0.7)
		$(352.6)	$(411.4)	$(436.1)

Our principal area of operation is in the U.S. Current operations outside the U.S. are in Mexico for the Beer segment and primarily in New Zealand and Italy for the Wine and Spirits segment. Revenues are attributed to countries based on the location of the customer. Geographic data is as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
(in millions)
Net sales
U.S.	$9,005.7	$10,016.4	$9,748.1
Non-U.S. (1)	133.3	192.3	213.7
	$9,139.0	$10,208.7	$9,961.8
(1)Consists primarily of Canada, New Zealand, Australia, and Italy for the year ended February 28, 2026, primarily of Canada and Italy for the year ended February 28, 2025, and primarily of Canada and New Zealand for the year ended February 29, 2024.

	February 28, 2026	February 28, 2025
(in millions)
Long-lived tangible assets
U.S.	$900.9	$898.9
Non-U.S. (primarily Mexico)	7,620.0	6,510.9
	$8,520.9	$7,409.8

24. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information is as follows:

	For the Three Months Ended
	February 28, 2026	February 28, 2025
(in millions, except per share data)
Net sales	$1,920.2	$2,164.2
Gross profit	$951.7	$1,114.7
Net income (loss) attributable to CBI (1)	$201.8	$(375.3)
Net income (loss) per common share attributable to CBI (1):
Basic – Class A Stock	$1.16	$(2.09)
Diluted – Class A Stock	$1.16	$(2.09)
(1)Includes the following:

	For the Three Months Ended
	February 28, 2026	February 28, 2025
(in millions, net of income tax effect)
Net income tax expense recognized for adjustments to valuation allowances	$(110.0)	$(73.3)
Asset impairment and related expenses	$(42.1)	$(364.2)
Net income tax benefit (expense) from the resolution of various tax examinations and assessments related to prior periods	$93.4	$(1.9)
Goodwill and intangible assets impairment	$—	$(497.6)
Unrealized net gain (loss) on securities measured at fair value	$—	$(45.4)
Gain (loss) on sale of business	$—	$195.0

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 107

PART II	OTHER KEY INFORMATION	Table of Contents
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

In connection with management’s quarterly evaluation of “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)), no changes were identified in our internal control over financial reporting during our fiscal quarter ended February 28, 2026 (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer 10b5-1 Trading Arrangements
During the three months ended February 28, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 108

PART III	OTHER KEY INFORMATION	Table of Contents

PART III
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

Securities authorized for issuance under equity compensation plans
The following table sets forth information with respect to our compensation plans under which our equity securities may be issued, as of February 28, 2026. The equity compensation plans approved by security holders include our Long-Term Stock Incentive Plan and our 1989 Employee Stock Purchase Plan.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 109

PART III	OTHER KEY INFORMATION	Table of Contents

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,774,353	(1)	$214.93	(2)	9,675,477	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	2,774,353		$214.93		9,675,477
(1)Includes 359,278 shares of unvested performance share units and 411,861 shares of unvested restricted stock units under our Long-Term Stock Incentive Plan. The unvested performance share units represent the maximum number of shares to be awarded, or up to 200% of the target shares granted. We currently estimate that 78,338 of the target shares granted will be awarded at 200%, 54,030 of the target shares granted will be awarded at approximately 30%, and 47,271 of the target shares granted will not be awarded based upon our expectations as of February 28, 2026, regarding the achievement of specified performance targets.
(2)Excludes unvested performance share units and unvested restricted stock units under our Long-Term Stock Incentive Plan that can be exercised for no consideration.
(3)Includes 977,943 shares of Class A Stock under our Employee Stock Purchase Plan remaining available for purchase, of which approximately 29,400 shares are subject to purchase during the current offering period.

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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 110

PART IV	OTHER KEY INFORMATION	Table of Contents
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – February 28, 2026, and February 28, 2025

Consolidated Statements of Comprehensive Income (Loss) for the years ended February 28, 2026, February 28, 2025, and February 29, 2024

Consolidated Statements of Changes in Stockholders’ Equity for the years ended February 28, 2026, February 28, 2025, and February 29, 2024

Consolidated Statements of Cash Flows for the years ended February 28, 2026, February 28, 2025, and February 29, 2024

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.Exhibits required to be filed by Item 601 of Regulations S-K

The information called for by this Item is incorporated by reference from the Index to Exhibits included in this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 111

PART IV	OTHER KEY INFORMATION	Table of Contents
INDEX TO EXHIBITS

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.1	October 2, 2025

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.1.1	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.1.2	Supplemental Indenture No. 11 with respect to 3.700% Senior Notes due 2026, dated as of December 6, 2016, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	December 6, 2016

4.1.3	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.1.4	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.1.5	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.1.6	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.1.7	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.1.8	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.1.9	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.1.10	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.1.11	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer and M&T, as Trustee.	8-K	4.2	April 27, 2020

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 112

PART IV	OTHER KEY INFORMATION	Table of Contents

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE

4.1.12	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.1.13	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.1.14	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

4.1.15	Supplemental Indenture No. 33 with respect to 4.900% Senior Notes due 2033, dated as of May 1, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2023

4.1.16	Supplemental Indenture No. 34 with respect to 4.800% Senior Notes due 2029, dated as of January 11, 2024, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	January 11, 2024

4.1.17	Supplemental Indenture No. 35 with respect to 4.800% Senior Notes due 2030, dated as of May 1, 2025, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2025

4.1.18	Supplemental Indenture No. 36 with respect to 4.950% Senior Notes due 2035, dated as of October 17, 2025, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	October 17, 2025

4.2	Restatement Agreement, dated as of April 28, 2025, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Eleventh Amended and Restated Credit Agreement dated as of April 28, 2025, by and among the Company, CB International Finance S.à r.l., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 28, 2025

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.	8-K	99.3	November 10, 2022

10.1	The Company’s Long-Term Stock Incentive Plan, amended and restated as of July 18, 2017. *	8-K	10.4	July 20, 2017

10.1.1	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 28, 2014 and before April 25, 2016). *	8-K	10.1	May 1, 2014

10.1.2	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 25, 2016 and before April 21, 2017). *	8-K	10.1	April 28, 2016

10.1.3	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2017 and before April 23, 2018). *	8-K	10.1	April 25, 2017

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 113

PART IV	OTHER KEY INFORMATION	Table of Contents

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
10.1.4	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2018 and before April 23, 2019). *	8-K	10.1	April 26, 2018

10.1.5	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 23, 2019 and before April 21, 2020). *	8-K	10.1	April 26, 2019

10.1.6	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after April 21, 2020). *	10-Q	10.5	July 1, 2020

10.1.7
Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (replacement equity award grants) (filed herewith). *

10.1.8	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 20, 2021 and before April 25, 2025). *	8-K	10.2	April 23, 2021

10.1.9	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2025). *	10-Q	10.1	July 2, 2025

10.1.10	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cliff vested awards). *	8-K	10.1	July 17, 2025

10.1.11	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (related to replacement equity awards) (filed herewith). *

10.1.12	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 21, 2020 and before April 25, 2024). *†	10-Q	10.7	July 1, 2020

10.1.13	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2024). *†	10-Q	10.2	July 3, 2024

10.1.14	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 25, 2025). *†	10-Q	10.2	July 2, 2025

10.1.15	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (relating to cost savings and market performance criteria). *†	8-K	10.2	July 17, 2025

10.1.16	Form of Terms and Conditions Memorandum for Directors with respect to a pro rata grant of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan. *	8-K	99.1	April 22, 2010

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 114

PART IV	OTHER KEY INFORMATION	Table of Contents

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
10.1.17	Form of Terms and Conditions Memorandum for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 23, 2014 and before July 20, 2016). *	8-K	10.1	July 25, 2014

10.1.18	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 20, 2016 and before July 18, 2017). *	8-K	10.1	July 22, 2016

10.1.19	Form of Terms and Conditions Memorandum for Directors with respect to options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 18, 2017 and before July 16, 2019). *	8-K	10.1	July 20, 2017

10.1.20	Form of Stock Option Agreement for Directors with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (grants on or after July 16, 2019). *	10-Q	10.6	October 3, 2019

10.1.21	Form of Restricted Stock Unit Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after July 16, 2019).*	10-Q	10.7	October 3, 2019

10.1.22	Rules for Cash Incentive Awards under the Company’s Long-Term Stock Incentive Plan. *	10-Q	10.3	July 2, 2025

10.2	The Company’s Annual Management Incentive Plan, amended and restated as of July 27, 2012. *	8-K	10.1	July 31, 2012

10.3	The Company’s Non-Qualified Savings Plan, amended and restated effective as of April 8, 2026 (filed herewith). *

10.4	Supplemental Executive Retirement Plan of the Company. *	10-K	10.14	June 1, 1999

10.4.1	First Amendment to the Company’s Supplemental Executive Retirement Plan. *	10-Q	10	July 15, 1999

10.4.2	Second Amendment to the Company’s Supplemental Executive Retirement Plan. *	10-K	10.20	May 29, 2001

10.4.3	Third Amendment to the Company’s Supplemental Executive Retirement Plan. *	8-K	99.2	April 13, 2005

10.5	2005 Supplemental Executive Retirement Plan of the Company. *	8-K	99.3	April 13, 2005

10.5.1	First Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	10-Q	10.7	July 10, 2007

10.5.2	Second Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	10-Q	10.2	January 9, 2014

10.5.3	Third Amendment to the Company’s 2005 Supplemental Executive Retirement Plan. *	8-K	10.1	October 4, 2018

10.6	Form of Executive Employment Agreement between the Company and its former Executive Chairman of the Board and its former Executive Vice Chairman of the Board. *	8-K	99.1	May 21, 2008

10.6.1	Form of Executive Employment Agreement Release of Claims between the Company and its former Executive Chairman of the Board and its former Executive Vice Chairman of the Board. *	10-Q	10.3	January 5, 2023

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 115

PART IV	OTHER KEY INFORMATION	Table of Contents

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
10.7	Executive Employment Agreement made as of January 26, 2015, between the Company and William A. Newlands. *	10-K	10.57	April 28, 2015

10.7.1	Transition Agreement effective February 10, 2026, between the Company and William A. Newlands. *	8-K	10.2	February 12, 2026

10.8	Form of Executive Employment Agreement between the Company and certain of its Executive Officers (including Garth Hankinson, Michael McGrew, Mallika Monteiro, and James A. Sabia, Jr.). *	10-Q	10.3	June 29, 2017

10.9	Form of Executive Employment Agreement between the Company and certain of its Executive Officers (including Paula K. Erickson). *	10-Q	10.4	July 2, 2025

10.10	Executive Employment Agreement made as of March 11, 2024, between the Company and Samuel J. Glaetzer. *	10-K	10.1	April 23, 2024

10.11	Executive Employment Agreement effective February 10, 2026 between the Company and Nicholas I. Fink. *	8-K	10.1	February 12, 2026

10.12	Executive Employment Agreement effective March 1, 2026 between the Company and James O. Bourdeau. *	8-K	10.1	October 2, 2025

10.13	Form of Executive Employment Agreement between the Company and certain of its Executive Officers (including Jeffrey H. LaBarge) (filed herewith). *

10.14	Reclassification Agreement, dated as of June 30, 2022, by and among the Company and the Sands-family-related stockholders listed therein.	8-K	10.1	June 30, 2022

10.14.1	Form of Joinder to Reclassification Agreement by and among the Company and the entities party thereto (including AJB Business Holdings LP and ZMSS Business Holdings LP).	10-Q	10.4	January 5, 2023

10.14.2	Form of Waiver to Reclassification Agreement with respect to offices in the Company’s Florida location by the Company’s former Executive Chairman of the Board and its former Executive Vice Chairman of the Board.	10-K	10.41	April 20, 2023

10.14.3	Waiver to Reclassification Agreement with respect to WildStar Partners LLC’s right for nominee to serve as non-voting member of any committee of the Company’s Board of Directors.	8-K	99.1	July 10, 2023

10.15	Registration Rights Agreement, dated as of November 10, 2022, by and among the Company and the stockholders party thereto (including form of Joinder by and among the Company and the entities party thereto (including AJB Business Holdings LP and ZMSS Business Holdings LP)).	8-K	10.1	November 10, 2022

10.16	Description of Compensation Arrangements, as of July 17, 2024, for Non-Management Directors. *	10-Q	10.1	October 3, 2024

10.17	Description of Compensation Arrangements, as of July 15, 2025, for Non-Management Directors. *	10-Q	10.3	October 7, 2025

10.18	Amended and Restated Sub-license Agreement, dated as of June 7, 2013, between Marcas Modelo, S. de R.L. de C.V. and Constellation Beers Ltd. +	10-K	10.45	April 20, 2023

19.1	The Company’s Insider Trading Policy.	10-K	19.1	April 23, 2025

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 116

PART IV	OTHER KEY INFORMATION	Table of Contents

INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

97.1	The Company’s Incentive Compensation Recoupment Policy. *	10-K	97.1	April 23, 2024

99.1	The Company’s 1989 Employee Stock Purchase Plan (amended and restated as of July 24, 2013). *	8-K	99.1	July 26, 2013

99.1.1	First Amendment, dated and effective April 25, 2016, to the Company’s 1989 Employee Stock Purchase Plan. *	8-K	99.1	April 28, 2016

99.2	Consent Agreement, dated October 24, 2022, by and between CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy. †	8-K	99.2	October 26, 2022

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 117

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.
By:	/s/ Nicholas I. Fink
April 22, 2026
Nicholas I. Fink President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nicholas I. Fink	/s/ Garth Hankinson
April 22, 2026	April 22, 2026
Nicholas I. Fink, Director, President and Chief Executive Officer (principal executive officer)	Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Christopher J. Baldwin	/s/ Christy Clark
April 22, 2026	April 22, 2026
Christopher J. Baldwin, Director and Independent Chair of the Board	Christy Clark, Director

/s/ Jennifer M. Daniels	/s/ William T. Giles
April 22, 2026	April 22, 2026
Jennifer M. Daniels, Director	William T. Giles, Director

/s/ Ernesto M. Hernández	/s/ José Manuel Madero Garza
April 22, 2026	April 22, 2026
Ernesto M. Hernández, Director	José Manuel Madero Garza, Director

/s/ Daniel J. McCarthy	/s/ Richard Sands
April 22, 2026	April 22, 2026
Daniel J. McCarthy, Director	Richard Sands, Director

/s/ Robert Sands	/s/ Luca Zaramella
April 22, 2026	April 22, 2026
Robert Sands, Director	Luca Zaramella, Director

Constellation Brands, Inc. FY 2026 Form 10-K	#WORTHREACHINGFOR I 118