Form 10-Q
period 2026-05-31
CONSTELLATION BRANDS, INC.
filed 2026-07-01
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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
Yes  ☐  No  ☒

There were 170,752,511 shares of Class A Common Stock and 25,923 shares of Class 1 Common Stock outstanding as of June 26, 2026.

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

Market positions and industry data discussed in this Form 10-Q are for the 52-weeks ending May 31, 2026.

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

2026 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 28, 2026

3-tier
U.S. distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer; however, in control states, the state government performs the role of wholesaler and retailer

3.70% December 2016 Senior Notes	$600.0 million principal amount of 3.70% senior notes issued in December 2016, now redeemed in full

4.85% May 2026 Senior Notes	$500.0 million aggregate principal amount of senior notes issued in May 2026

ABA	alternative beverage alcohol

Administrative Agent	Bank of America, N.A., as administrative agent for our senior credit facility

AOCI	accumulated other comprehensive income (loss)

Brewery Projects	modular capacity addition activities at the Nava Brewery, Obregón Brewery, and Veracruz Brewery

CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours

CircanaTM	Industry market research publication used by consumer packaged goods companies

Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share

Class A Stock	our Class A Common Stock, par value $0.01 per share

CODM	chief operating decision maker, our President and Chief Executive Officer

Comparable Adjustments	certain items affecting comparability that have been excluded because management uses this information in monitoring and evaluating the results and underlying business trends of the core operations of the Company and/or in internal goal setting

CSR	corporate social responsibility

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I i

TERM	MEANING
Customers	wholesale distributors, retailers (generally outside of 3-tier), state alcohol beverage control agencies which sell to consumers, and DTC purchasers

Depletions	represent U.S. distributor shipments of our respective branded products to retail customers, based on third-party data

DTC
direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

Financial Statements	our consolidated financial statements and notes thereto included herein

First Quarter 2026	the Company’s three months ended May 31, 2025

First Quarter 2027	the Company’s three months ended May 31, 2026

Fiscal 2026	the Company’s fiscal year ended February 28, 2026

Fiscal 2027	the Company’s fiscal year ending February 28, 2027

Fiscal 2028	the Company’s fiscal year ending February 29, 2028

Fiscal 2029	the Company’s fiscal year ending February 28, 2029

Fiscal 2030	the Company’s fiscal year ending February 28, 2030

Fiscal 2031	the Company’s fiscal year ending February 28, 2031

Fiscal 2032	the Company’s fiscal year ending February 29, 2032

Form 10-Q	this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2026, unless otherwise specified

IRA	Inflation Reduction Act of 2022

IT	information technology

mainstream	wine that sells less than $11.00 per bottle at retail and sparkling wine and all other wine that sells less than $13.00 per bottle at retail, as defined by Circana™

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I – Item 2. of this Form 10-Q

M&T	Manufacturers and Traders Trust Company

Nava	Nava, Coahuila, Mexico

Nava Brewery	our brewery located in Nava

Net sales	gross sales less promotions, returns and allowances, and excise taxes

New Zealand Wine Divestitures	definitive agreement to divest eight small-scale domestic-market New Zealand mainstream wine brands and associated inventory, equipment, a winery, and vineyards, completed in June 2026

NM	not meaningful

Non-GAAP	financial measures not calculated in accordance with U.S. GAAP, for example, comparable operating income (loss)

Note(s)	notes to the consolidated financial statements

OB3 Act	One Big Beautiful Bill Act, signed into U.S. law on July 4, 2025

Obregón	Obregón, Sonora, Mexico

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I ii

TERM	MEANING
Obregón Brewery	our brewery located in Obregón

OCI	other comprehensive income (loss)

OECD	Organization for Economic Cooperation and Development

Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances

premium	wine that sells between $11.00 to $24.99 per bottle at retail and sparkling wine that sells between $13.00 to $34.99 per bottle at retail, as defined by Circana™

retailers	on- and off-premise locations that sell products to consumers

SEC	Securities and Exchange Commission

Section 232	tariffs imposed under Section 232 of the Trade Expansion Act of 1962, notably on aluminum and aluminum derivative product imports

Securities Act	Securities Act of 1933, as amended

SOFR	secured overnight financing rate administered by the Federal Reserve Bank of New York

U.S.	United States of America

U.S. GAAP	generally accepted accounting principles in the U.S.

Veracruz	Heroica Veracruz, Veracruz, Mexico

Veracruz Brewery	our new brewery being constructed in Veracruz

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I iii

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	May 31, 2026	February 28, 2026
ASSETS
Current assets:
Cash and cash equivalents	$96.6	$102.4
Accounts receivable	726.7	658.2
Inventories	1,452.6	1,433.9
Prepaid expenses and other	765.1	711.8
Total current assets	3,041.0	2,906.3
Property, plant, and equipment, net of accumulated depreciation of $3,140.8 and $3,095.1, respectively	8,510.2	8,520.9
Goodwill	5,248.9	5,233.9
Intangible assets	2,536.8	2,533.0
Deferred income taxes	1,459.2	1,370.3
Other assets	1,312.6	1,336.1
Total assets	$22,108.7	$21,900.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$336.3	$272.0
Current maturities of long-term debt	1,102.6	603.6
Accounts payable	1,000.1	960.2
Other accrued expenses and liabilities	890.0	854.0
Total current liabilities	3,329.0	2,689.8
Long-term debt, less current maturities	9,094.9	9,692.9
Deferred income taxes and other liabilities	1,135.0	1,130.9
Total liabilities	13,558.9	13,513.6
Commitments and contingencies
CBI stockholders’ equity:
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,699,542 shares and 212,699,542 shares, respectively	2.1	2.1
Additional paid-in capital	2,168.7	2,185.7
Retained earnings	14,050.3	13,574.4
Accumulated other comprehensive income (loss)	337.8	423.2
Class A Stock in treasury, at cost, 41,232,646 shares and 39,927,096 shares, respectively	(8,303.3)	(8,103.0)
Total CBI stockholders’ equity	8,255.6	8,082.4
Noncontrolling interests	294.2	304.5
Total stockholders’ equity	8,549.8	8,386.9
Total liabilities and stockholders’ equity	$22,108.7	$21,900.5
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Three Months Ended May 31,
	2026	2025
NET INCOME (LOSS) ATTRIBUTABLE TO CBI
Sales	$2,590.4	$2,677.5
Excise taxes	(157.7)	(162.5)
Net sales	2,432.7	2,515.0
Cost of product sold	(1,112.1)	(1,248.4)
Gross profit	1,320.6	1,266.6
Selling, general, and administrative expenses	(457.0)	(500.7)
Asset impairment and related expenses	(18.3)	(52.1)
Operating income (loss)	845.3	713.8
Income (loss) from unconsolidated investments	0.5	(3.5)
Interest expense, net	(85.8)	(98.9)
Income (loss) before income taxes	760.0	611.4
(Provision for) benefit from income taxes	(88.1)	(87.6)
Net income (loss)	671.9	523.8
Net (income) loss attributable to noncontrolling interests	(18.1)	(7.7)
Net income (loss) attributable to CBI	$653.8	$516.1

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI
Comprehensive income (loss)	$583.1	$888.1
Comprehensive (income) loss attributable to noncontrolling interests	(14.7)	(21.3)
Comprehensive income (loss) attributable to CBI	$568.4	$866.8

CLASS A STOCK
Net income (loss) per common share attributable to CBI – basic	$3.80	$2.90
Net income (loss) per common share attributable to CBI – diluted	$3.79	$2.90
Weighted average common shares outstanding – basic	172.186	177.801
Weighted average common shares outstanding – diluted	172.407	177.991
Cash dividends declared per common share	$1.03	$1.02

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 28, 2026	$2.1	$2,185.7	$13,574.4	$423.2	$(8,103.0)	$304.5	$8,386.9
Comprehensive income (loss):
Net income (loss)	—	—	653.8	—	—	18.1	671.9
Other comprehensive income (loss), net of income tax effect	—	—	—	(85.4)	—	(3.4)	(88.8)
Comprehensive income (loss)							583.1
Repurchase of shares	—	—	—	—	(223.8)	—	(223.8)
Dividends declared	—	—	(177.9)	—	—	—	(177.9)
Noncontrolling interest distributions	—	—	—	—	—	(25.0)	(25.0)
Shares issued under equity compensation plans	—	(31.7)	—	—	23.5	—	(8.2)
Stock-based compensation	—	14.7	—	—	—	—	14.7
Balance at May 31, 2026	$2.1	$2,168.7	$14,050.3	$337.8	$(8,303.3)	$294.2	$8,549.8

Balance at February 28, 2025	$2.1	$2,144.6	$12,603.4	$(662.7)	$(7,205.4)	$252.8	$7,134.8
Comprehensive income (loss):
Net income (loss)	—	—	516.1	—	—	7.7	523.8
Other comprehensive income (loss), net of income tax effect	—	—	—	350.7	—	13.6	364.3
Comprehensive income (loss)							888.1
Repurchase of shares	—	—	—	—	(306.1)	—	(306.1)
Dividends declared	—	—	(180.6)	—	—	—	(180.6)
Noncontrolling interest distributions	—	—	—	—	—	(7.5)	(7.5)
Shares issued under equity compensation plans	—	(24.3)	—	—	17.4	—	(6.9)
Stock-based compensation	—	10.3	—	—	—	—	10.3
Balance at May 31, 2025	$2.1	$2,130.6	$12,938.9	$(312.0)	$(7,494.1)	$266.6	$7,532.1

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$671.9	$523.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	(78.4)	34.0
Depreciation	97.6	105.2
Stock-based compensation	15.0	10.4
Noncash lease expense	33.5	31.0
Asset impairment and related expenses	18.3	52.1
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(66.4)	(73.9)
Inventories	(34.4)	(20.8)
Prepaid expenses and other current assets	(23.8)	(25.8)
Accounts payable	48.0	36.7
Other accrued expenses and liabilities	(7.2)	(92.3)
Other	(12.3)	56.8
Total adjustments	(10.1)	113.4
Net cash provided by (used in) operating activities	661.8	637.2

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(177.2)	(192.8)
Purchase of business, net of cash acquired	(15.3)	—
Other investing activities	(0.7)	(3.3)
Net cash provided by (used in) investing activities	(193.2)	(196.1)

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended May 31,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	499.7	499.1
Principal payments of long-term debt	(601.1)	(1.0)
Net proceeds from (repayments of) short-term borrowings	64.4	(429.2)
Dividends paid	(178.7)	(182.2)
Purchases of treasury stock	(223.8)	(306.1)
Proceeds from shares issued under equity compensation plans	3.9	5.3
Payments of minimum tax withholdings on stock-based payment awards	(10.2)	(9.4)
Payments of debt issuance, debt extinguishment, and other financing costs	(2.9)	(5.2)
Distributions to noncontrolling interests	(25.0)	(7.5)
Payment of contingent consideration	(0.3)	(1.4)
Net cash provided by (used in) financing activities	(474.0)	(437.6)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	2.3
Net increase (decrease) in cash and cash equivalents	(5.8)	5.8
Cash and cash equivalents, beginning of period	102.4	68.1
Cash and cash equivalents, end of period	$96.6	$73.9

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to property, plant, and equipment	$103.1	$120.3

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
MAY 31, 2026
(unaudited)

1. BASIS OF PRESENTATION

We have prepared the Financial Statements, without audit, pursuant to the rules and regulations of the SEC applicable to quarterly reporting on Form 10-Q and reflect, in our opinion, all adjustments necessary to present fairly our financial information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2026 Annual Report. Results of operations for interim periods are not necessarily indicative of annual results.

2. RESTRUCTURING

The 2025 Restructuring Initiative is an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business, including through enhanced organizational efficiency and optimized expenditures across our organization. The majority of the work associated with the 2025 Restructuring Initiative was executed within the year ended February 28, 2026. The 2025 Restructuring Initiative is estimated to result in $130 million of cumulative pre-tax costs once all phases are fully implemented. These costs are expected to be comprised of (i) employee termination costs (50%) and (ii) consulting services as well as other costs, which primarily include contract termination costs (50%).

We recognized pre-tax restructuring costs within selling, general, and administrative expenses in our consolidated results related to the 2025 Restructuring Initiative as follows:

	For the Three Months Ended May 31,
	2026	2025
(in millions)
Consulting services	$0.5	$13.3
Other	0.1	—
	$0.6	$13.3

Since the inception of the 2025 Restructuring Initiative, we have incurred the following pre-tax restructuring costs:

	Cumulative Costs as of May 31, 2026	Percent of Total Costs
(in millions)
Employee termination	$62.0	51%
Consulting services	56.0	46%
Other	4.5	3%
	$122.5	100%

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The activity for the restructuring costs discussed above and the related accruals are as follows:

	Employee Termination	Consulting Services	Other	Total
(in millions)
Balance at February 28, 2026 (1)	$18.6	$29.9	$4.2	$52.7
Restructuring costs	—	0.5	0.1	0.6
Cash payments	(8.5)	(20.2)	(1.3)	(30.0)
Balance at May 31, 2026 (1)	$10.1	$10.2	$3.0	$23.3
(1)The total accrual was recorded in accrued restructuring within other accrued expenses and liabilities on our consolidated balance sheets.

3. INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	May 31, 2026	February 28, 2026
(in millions)
Raw materials and supplies	$210.5	$204.6
In-process inventories	562.6	549.5
Finished case goods	679.5	679.8
	$1,452.6	$1,433.9

4. DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 7 of our consolidated financial statements included in our 2026 Annual Report and have not changed significantly for the three months ended May 31, 2026.

The aggregate notional value of outstanding derivative instruments is as follows:

	May 31, 2026	February 28, 2026
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$2,661.7	$2,080.9
Net investment hedge contracts	$145.5	$145.5
Pre-issuance hedge contracts	$—	$50.0
Derivative instruments not designated as hedging instruments
Foreign currency contracts	$668.9	$522.2
Commodity derivative contracts	$368.8	$335.5

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

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
comprehensive income (loss) in our consolidated balance sheets. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold, liquidated, or substantially liquidated. We assess the effectiveness of our cross-currency swaps using the spot method. Under this method, the periodic interest settlements are recorded directly in earnings through interest expense, net. Accordingly, we recorded interest income of $0.6 million and $0.3 million during the three months ended May 31, 2026, and May 31, 2025, respectively.

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of May 31, 2026, there were no derivative instruments in a net liability position due to counterparties.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 5):

Assets			Liabilities
	May 31, 2026	February 28, 2026		May 31, 2026	February 28, 2026
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$136.1	$156.7	Other accrued expenses and liabilities	$0.3	$0.1
Other assets	$168.3	$177.6	Deferred income taxes and other liabilities	$0.1	$0.1
Net investment hedge contracts:
Other assets	$—	$—	Deferred income taxes and other liabilities	$5.4	$6.7
Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$2.4	$0.4	Other accrued expenses and liabilities	$1.8	$0.9
Commodity derivative contracts:
Prepaid expenses and other	$52.1	$22.4	Other accrued expenses and liabilities	$5.9	$5.3
Other assets	$18.4	$8.8	Deferred income taxes and other liabilities	$2.9	$2.1

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Three Months Ended May 31, 2026
Foreign currency contracts	$8.4	Sales	$0.1
		Cost of product sold	34.2
Pre-issuance hedge contracts	1.8	Interest expense, net	(0.1)
	$10.2		$34.2
For the Three Months Ended May 31, 2025
Foreign currency contracts	$123.6	Sales	$0.3
		Cost of product sold	5.2
		Selling, general, and administrative expenses	0.2
Pre-issuance hedge contracts	(3.4)	Interest expense, net	—
	$120.2		$5.7

We expect $126.1 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Three Months Ended May 31, 2026
Commodity derivative contracts	Cost of product sold	$49.3
Foreign currency contracts	Selling, general, and administrative expenses	(2.9)
		$46.4
For the Three Months Ended May 31, 2025
Commodity derivative contracts	Cost of product sold	$(17.7)
Foreign currency contracts	Selling, general, and administrative expenses	5.0
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

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

Long-term debt
The fair value of our fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement). As of May 31, 2026, the carrying amount of long-term debt, including the current portion, was $10,197.5 million, compared with an estimated fair value of $9,588.0 million. As of February 28, 2026, the carrying amount of long-term debt, including the current portion, was $10,296.5 million, compared with an estimated fair value of $9,858.2 million.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of May 31, 2026, and February 28, 2026, due to the relatively short maturity of these instruments.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
May 31, 2026
Assets:
Foreign currency contracts	$—	$306.8	$—	$306.8
Commodity derivative contracts	$—	$70.5	$—	$70.5
Liabilities:
Foreign currency contracts	$—	$2.2	$—	$2.2
Commodity derivative contracts	$—	$8.8	$—	$8.8
Net investment hedge contracts	$—	$5.4	$—	$5.4

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
February 28, 2026
Assets:
Foreign currency contracts	$—	$334.7	$—	$334.7
Commodity derivative contracts	$—	$31.2	$—	$31.2
Liabilities:
Foreign currency contracts	$—	$1.1	$—	$1.1
Commodity derivative contracts	$—	$7.4	$—	$7.4
Net investment hedge contracts	$—	$6.7	$—	$6.7

Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the period presented:

		Fair Value Measurements Using
	Balance Sheet Classification	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Three Months Ended May 31, 2026
Assets held for sale and related net assets	Prepaid expenses and other	$—	$18.4	$—	$18.3
For the Three Months Ended May 31, 2025
Assets held for sale and related net assets	Assets held for sale	$—	$897.7	$—	$52.1

Assets held for sale and related net assets
For the three months ended May 31, 2026, in connection with the New Zealand Wine Divestitures, net assets with a $36.7 million carrying value were adjusted to their estimated fair value of $18.4 million, less costs to sell, resulting in an $18.3 million net loss. This net loss was included in asset impairment and related expenses within our consolidated results for the three months ended May 31, 2026. Our estimated fair value was based on the expected proceeds from this transaction as of May 31, 2026. For additional information, refer to Note 6.

For the three months ended May 31, 2025, largely in connection with the 2025 Wine Divestitures, then-existing assets held for sale and related net assets were adjusted to their current estimated fair value of $897.7 million, less costs to sell, resulting in a $52.1 million net loss. This net loss was included in asset impairment and related expenses within our consolidated results for the three months ended May 31, 2025. Our estimated fair value of the then-existing assets held for sale was largely based on the expected proceeds from the 2025 Wine Divestitures as of May 31, 2025.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
6. GOODWILL

The changes in the carrying amount of the Beer segment goodwill are as follows:

(in millions)
Balance at February 28, 2025	$5,126.8
Foreign currency translation adjustments	107.1
Balance at February 28, 2026	5,233.9
Purchase accounting allocations (1)	23.1
Foreign currency translation adjustments	(8.1)
Balance at May 31, 2026	$5,248.9
(1)Preliminary purchase accounting allocations associated with the HOPWTR acquisition (see below).

The carrying amount of our Wine and Spirits segment goodwill was zero as of May 31, 2026, February 28, 2026, and February 28, 2025, respectively.

ACQUISITION

HOPWTR
In April 2026, we purchased the remaining ownership interest in HOPWTR, a premium non-alcoholic brand crafted with hops, adaptogens, and nootropics. HOPWTR has been a part of our corporate ventures portfolio since 2021. This transaction also included the acquisition of goodwill and trademarks. The results of operations of HOPWTR are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

DIVESTITURES

2025 Wine Divestitures
On June 2, 2025, we sold and, in certain instances, exclusively licensed the trademarks of a portion of our wine and spirits business, primarily centered around our then-owned mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities. The net cash proceeds from the 2025 Wine Divestitures were used for repayment of debt. Prior to the completion of the 2025 Wine Divestitures, we recorded the results of operations of the divested and exclusively licensed brands in the Wine and Spirits segment.

Assets held for sale
In May 2026, we entered into a definitive agreement to divest eight small-scale domestic-market New Zealand mainstream wine brands and associated inventory, equipment, a winery, and vineyards which were reclassified to net assets held for sale as of May 31, 2026. The carrying value of these net assets is largely included with prepaid expenses and other on our consolidated balance sheet. The New Zealand Wine Divestitures transaction was completed in June 2026, and the net cash proceeds were used for general corporate purposes.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
7. INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	May 31, 2026		February 28, 2026
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.4	$13.2	$85.4	$13.6
Other	19.6	0.3	19.6	0.3
Total	$105.0	13.5	$105.0	13.9
Nonamortizable intangible assets
Trademarks		2,523.3		2,519.1
Total intangible assets		$2,536.8		$2,533.0

We did not incur costs to renew or extend the term of acquired intangible assets for the three months ended May 31, 2026, and May 31, 2025. Net carrying amount represents the gross carrying value net of accumulated amortization.

8. BORROWINGS

Borrowings consist of the following:

	May 31, 2026			February 28, 2026
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$336.3			$272.0
	$336.3			$272.0
Long-term debt
Senior notes	$1,098.8	$9,086.4	$10,185.2	$10,285.3
Other	3.8	8.5	12.3	11.2
	$1,102.6	$9,094.9	$10,197.5	$10,296.5

2025 Credit Agreement
The Company, CB International, the Administrative Agent, and certain other lenders are parties to the 2025 Credit Agreement. Information with respect to borrowings under the 2025 Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
May 31, 2026
Revolving credit facility (2) (3)	$—	—%	—%	$10.9	$1,902.6
February 28, 2026
Revolving credit facility (2) (3)	$—	—%	—%	$11.3	$1,966.6
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2025 Credit Agreement, and outstanding borrowings under our commercial paper program of $336.5 million and $272.1

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
million (excluding unamortized discount) as of May 31, 2026, and February 28, 2026, respectively (see “Commercial paper program” below).
(2)Contractual interest rate varies based on our debt rating (as defined in the agreement) and is a function of SOFR plus a margin and a credit spread adjustment, or the base rate plus a margin, or, in certain circumstances where SOFR cannot be adequately ascertained or available, an alternative benchmark rate plus a margin.
(3)We and/or CB International are the borrower under the $2,250.0 million revolving credit facility with a maturity date of April 28, 2030. Includes a sub-facility for letters of credit of up to $200.0 million.

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

	May 31, 2026	February 28, 2026
(in millions)
Outstanding borrowings (1)	$336.3	$272.0
Weighted average annual interest rate	4.1%	3.9%
Weighted average remaining term	5 days	6 days
(1)Outstanding commercial paper borrowings are net of unamortized discount.

Senior notes
In May 2026, we issued $500.0 million aggregate principal amount of 4.85% senior notes due May 2031. Proceeds from this offering, net of discount and debt issuance costs, were $496.8 million. Interest on the 4.85% May 2026 Senior Notes is payable semiannually on May 6 and November 6 of each year, beginning November 6, 2026. The 4.85% May 2026 Senior Notes are redeemable, in whole or in part, at our option at any time prior to April 6, 2031, at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest and a make-whole payment based on the present value of the future payments at the adjusted treasury rate, as defined in the applicable indenture, plus 15 basis points. On or after April 6, 2031, we may redeem the 4.85% May 2026 Senior Notes, in whole or in part, at our option at any time at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest. The 4.85% May 2026 Senior Notes are senior unsecured obligations which rank equally in right of payment to all of our existing and future senior unsecured indebtedness.

On May 18, 2026, we redeemed $600.0 million aggregate principal amount of 3.70% December 2016 Senior Notes prior to maturity using proceeds from the 4.85% May 2026 Senior Notes and commercial paper borrowings at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Debt payments
As of May 31, 2026, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $45.2 million and $19.6 million, respectively) for the remaining nine months of Fiscal 2027 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2027	$2.8
Fiscal 2028	1,803.0
Fiscal 2029	902.4
Fiscal 2030	802.0
Fiscal 2031	1,101.4
Fiscal 2032	1,500.6
Thereafter	4,150.1
$10,262.3

9. INCOME TAXES

Overview
Our effective tax rate for the three months ended May 31, 2026, and May 31, 2025, was 11.6% and 14.3%, respectively.

For the three months ended May 31, 2026, our effective tax rate was lower than the federal statutory rate of 21% largely due to the benefit of lower effective tax rates applicable to our foreign businesses, partially offset by (i) certain tax legislation updates, (ii) adjustments to tax attributes, and (iii) changes to valuation allowances.

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

We have performed an evaluation of the impact of the OB3 Act on our consolidated financial statements, including the effects on our annual effective tax rate, deferred tax assets and liabilities, and cash flows. Based on this analysis and activities performed in response to the legislation, there will be a negative impact on our effective tax rate for Fiscal 2027, primarily driven by modifications to the taxation of foreign earnings and other international income tax provisions.

Pillar Two
The OECD introduced a framework under Pillar Two which includes a 15% global minimum tax rate. Many jurisdictions in which we do business have started to enact laws implementing Pillar Two. We are monitoring these developments and currently do not believe these rules will have a material impact on our financial condition and/or consolidated results.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
10. STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Class A Stock	Class 1 Stock	Class A Stock in Treasury
Balance at February 28, 2026	212,699,542	25,923	39,927,096
Share repurchases	—	—	1,465,295
Exercise of stock options	—	—	(24,772)
Vesting of restricted stock units (1)	—	—	(122,930)
Vesting of performance share units (1)	—	—	(12,043)
Balance at May 31, 2026	212,699,542	25,923	41,232,646

Balance at February 28, 2025	212,698,298	27,037	34,505,141
Share repurchases	—	—	1,634,718
Exercise of stock options	—	130	(38,775)
Vesting of restricted stock units (1)	—	—	(98,959)
Balance at May 31, 2025	212,698,298	27,167	36,002,125
(1)Net of the following shares withheld to satisfy tax withholding requirements:

For the Three Months Ended May 31,
2026
Restricted Stock Units	60,594
Performance Share Units	5,992
2025
Restricted Stock Units	50,720

Stock repurchases
In April 2025, our Board of Directors authorized the repurchase of up to $4.0 billion of our publicly traded common stock under the 2025 Authorization, which expires in February 2028. Shares repurchased under this authorization become treasury shares. For the three months ended May 31, 2026, we repurchased 1,465,295 shares of Class A Stock pursuant to the 2025 Authorization through open market transactions at an aggregate cost of $223.8 million. Subsequent to May 31, 2026, we repurchased 714,387 shares of Class A Stock pursuant to the 2025 Authorization at an aggregate cost of $100.0 million through open market transactions made pursuant to a Rule 10b5-1 trading plan. As of June 26, 2026, $2,752.1 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

11. NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CBI

Net income (loss) per common share attributable to CBI (hereafter referred to as “net income (loss) per common share”) – basic for Class A Stock has been computed based on the weighted average shares of common stock outstanding during the period. Net income (loss) per common share – diluted for Class A Stock reflects the weighted average shares of common stock plus the effect of dilutive securities outstanding during the period using the treasury stock method. The effect of dilutive securities includes the impact of outstanding stock-based awards. The dilutive computation does not assume conversion, exercise, or contingent issuance of securities that would have an anti-

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
dilutive effect on the net income (loss) per common share. The computation of basic and diluted net income (loss) per common share for Class A Stock are as follows:

	For the Three Months Ended May 31,
	2026	2025
(in millions, except per share data)
Net income (loss) attributable to CBI	$653.8	$516.1

Weighted average common shares outstanding – basic	172.186	177.801
Stock-based awards (1)	0.221	0.190
Weighted average common shares outstanding – diluted	172.407	177.991

Net income (loss) per common share attributable to CBI – basic	$3.80	$2.90
Net income (loss) per common share attributable to CBI – diluted	$3.79	$2.90
(1)Primarily includes performance share units and restricted stock units for the three months ended May 31, 2026 and stock options and restricted stock units for the three months ended May 31, 2025.

The following stock-based awards were excluded from the computation of diluted net income (loss) per common share for Class A Stock, as the effect of including these would have been anti-dilutive:

	For the Three Months Ended May 31,
	2026	2025
(in millions, except exercise price)
Stock-based awards, primarily stock options	2.876	1.938
Weighted average exercise price, stock options	$206.84	$235.64

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

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended May 31, 2026
Net income (loss) attributable to CBI			$653.8
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$(64.1)	$—	(64.1)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(64.1)	—	(64.1)
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	11.5	(2.0)	9.5
Amounts reclassified	(36.8)	4.4	(32.4)
Net gain (loss) recognized in other comprehensive income (loss)	(25.3)	2.4	(22.9)

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Unrealized gain (loss) on net investment hedges:
Net investment hedge gain (loss)	1.3	(0.3)	1.0
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	1.3	(0.3)	1.0
Pension/postretirement adjustments:
Net actuarial gain (loss)	0.1	—	0.1
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.1	—	0.1
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	0.6	(0.1)	0.5
Net gain (loss) recognized in other comprehensive income (loss)	0.6	(0.1)	0.5
Other comprehensive income (loss) attributable to CBI	$(87.4)	$2.0	(85.4)
Comprehensive income (loss) attributable to CBI			$568.4
For the Three Months Ended May 31, 2025
Net income (loss) attributable to CBI			$516.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$243.5	$—	243.5
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	243.5	—	243.5
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	130.6	(16.1)	114.5
Amounts reclassified	(5.7)	0.5	(5.2)
Net gain (loss) recognized in other comprehensive income (loss)	124.9	(15.6)	109.3
Unrealized gain (loss) on net investment hedges:
Net investment hedge gain (loss)	(3.0)	0.7	(2.3)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(3.0)	0.7	(2.3)
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	0.3	(0.1)	0.2
Net gain (loss) recognized in other comprehensive income (loss)	0.3	(0.1)	0.2
Other comprehensive income (loss) attributable to CBI	$365.7	$(15.0)	350.7
Comprehensive income (loss) attributable to CBI			$866.8

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance at February 28, 2026	$143.8	$285.4	$(5.5)	$(0.5)	$423.2
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	(64.1)	10.5	0.1	—	(53.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(32.4)	—	0.5	(31.9)
Other comprehensive income (loss)	(64.1)	(21.9)	0.1	0.5	(85.4)
Balance at May 31, 2026	$79.7	$263.5	$(5.4)	$—	$337.8

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

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2026 Annual Report. Segment information is as follows:

	Beer	Wine and Spirits	Corporate Operations and Other	Consolidated
(in millions)
For the Three Months Ended May 31, 2026
Net sales	$2,283.5	$149.2	$—	$2,432.7
Cost of product sold (1)	(1,065.3)	(85.1)	—
Marketing	(205.7)	(16.4)	—
% Net sales	9.0%	11.0%
General and administrative expenses (1)	(121.1)	(48.8)	(56.1)
Comparable operating income (loss) (1)	891.4	(1.1)	(56.1)	834.2
Operating margin	39.0%	(0.7)%
Comparable Adjustments (2)				11.1
Operating income (loss)				845.3
Income (loss) from unconsolidated investments (3)				0.5
Interest expense, net (4)				(85.8)
Income (loss) before income taxes				$760.0

Capital expenditures	$164.3	$9.8	$3.1	$177.2
Depreciation and amortization	$77.3	$15.5	$5.1	$97.9
% Net sales	3.4%	10.4%
For the Three Months Ended May 31, 2025
Net sales	$2,234.5	$280.5	$—	$2,515.0
Cost of product sold (1)	(1,047.5)	(184.4)	—
Marketing	(200.5)	(34.9)	—
% Net sales	9.0%	12.4%
General and administrative expenses (1)	(113.1)	(67.2)	(57.5)
Comparable operating income (loss) (1)	873.4	(6.0)	(57.5)	809.9
Operating margin	39.1%	(2.1)%
Comparable Adjustments (2)				(96.1)
Operating income (loss)				713.8
Income (loss) from unconsolidated investments (3)				(3.5)
Interest expense, net (4)				(98.9)
Income (loss) before income taxes				$611.4

Capital expenditures	$173.2	$18.0	$1.6	$192.8
Depreciation and amortization	$76.8	$22.2	$6.5	$105.5
% Net sales	3.4%	7.9%
(1)Amounts are determined and presented on a non-GAAP basis and are intended to reflect our core operations.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
(2)Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Three Months Ended May 31,
	2026	2025
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$49.3	$(17.7)
Settlements of undesignated commodity derivative contracts	(9.4)	2.5
Flow through of inventory step-up	(1.0)	(0.9)
Strategic business reconfiguration costs, net	(0.6)	(0.4)
Comparable Adjustments, Cost of product sold	38.3	(16.5)
Selling, general, and administrative expenses
Transition services agreements activity	(5.1)	(5.5)
2025 Restructuring Initiative	(0.6)	(13.3)
Strategic business reconfiguration costs, net	0.3	(5.2)
Other gains (losses) (i)	(3.5)	(3.5)
Comparable Adjustments, selling, general, and administrative expenses	(8.9)	(27.5)
Asset impairment and related expenses	(18.3)	(52.1)
Comparable Adjustments, Operating income (loss)	$11.1	$(96.1)
(i)Primarily includes the following:

	For the Three Months Ended May 31,
	2026	2025
(in millions)
Gain (loss) on sale of business	$(2.5)	$(1.4)
Transaction, integration, and other acquisition-related costs	$(1.0)	$(2.1)
(3)Income (loss) from unconsolidated investments consists of equity in earnings (losses) from equity method investees.
(4)Interest expense, net consists of:

	For the Three Months Ended May 31,
	2026	2025
(in millions)
Interest expense	$(87.7)	$(100.6)
Interest income	2.2	1.7
Loss on extinguishment of debt	(0.3)	—
	$(85.8)	$(98.9)

14. ACCOUNTING GUIDANCE NOT YET ADOPTED

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

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 21

MD&A	Table of Contents
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

This MD&A provides additional information on our businesses, current developments, financial condition, cash flows, and results of operations. It should be read in conjunction with our Financial Statements and with our consolidated financial statements and notes included in our 2026 Annual Report. This MD&A is organized as follows:

Overview
This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

Strategy
This section provides a description of our strategy, including our 2025 Restructuring Initiative, and a discussion of a recent development and certain acquisitions and divestitures.

Results of operations
This section provides an analysis of our results of operations presented on a business segment basis for the three months ended May 31, 2026, and May 31, 2025. In addition, a brief description of certain transactions and other items that affect the comparability of the results is provided.

Liquidity and capital resources
This section provides an analysis of our cash flows, outstanding debt, and liquidity position. Included in the analysis of outstanding debt is a discussion of the financial capacity available to fund our on-going operations and future commitments, as well as a discussion of other financing arrangements.

OVERVIEW

We are an international producer and marketer of beer, wine, and spirits with operations in the U.S., Mexico, New Zealand, and Italy with powerful, consumer-connected, high-quality brands like Modelo Especial, Corona Extra, Pacifico, Victoria, Kim Crawford, Ruffino, The Prisoner Wine Company, Robert Mondavi Winery, Mi CAMPO, and High West. In the U.S., we are one of the top dollar share gainers among beverage alcohol suppliers. We are also the second-largest beer company and have the #1 beer brand, Modelo Especial, in dollar sales in the U.S. We continued to strengthen our leadership position in the U.S. beer market as the #1 dollar share gainer in the overall U.S. beer market and the #2 dollar share gainer in the high-end. Within wine and spirits, we have implemented a multi-year strategy that

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 22

MD&A	Table of Contents
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

•continue to build strong brands people love with advantaged routes to market;
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

We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a strong talent pipeline with best-in-class people development; investing in infrastructure that supports and enables our business, including data systems and architecture; and exemplifying intentional and proactive fiscal management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with our strategy to address consumer-led premiumization, product, and purchasing trends, which we anticipate will continue to drive stronger growth rates relative to the industry. To capitalize on these ongoing trends and evolving consumer occasions and preferences, we will continue to employ our strategy dedicated to organic growth of our existing portfolio, supplemented by targeted investments and acquisitions. Our ongoing digital acceleration initiatives are aimed at driving results by enhancing our technology, data, and digital capabilities in key areas. Additionally, we believe our continued focus on maintaining a strong balance sheet provides a solid financial foundation to support our broader strategic initiatives.

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

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 23

MD&A	Table of Contents
optimize growth through differentiated brand positioning, price pack architecture, and market prioritization as well as invest in the next phase of modular capacity additions necessary to support our anticipated future growth. Modular capacity addition activities continue under our Brewery Projects. Additionally, we continue to focus on consumer-led innovation by creating new line extensions behind celebrated, trusted brands and package formats, as well as new to world brands, that are intended to meet emerging needs.

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

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to continue to achieve comparable earnings per share growth as well as our target ratios for (i) comparable net leverage and (ii) dividend payout; investing to support the growth of our business; and delivering additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been and may continue to be affected by the dynamic and evolving consumer environment largely driven by ongoing economic uncertainty and additional headwinds from other socioeconomic factors. These factors may include subdued spend, depressed sentiment, value-seeking behaviors, higher consumer prices and reductions in the discretionary income available to purchase our products among consumers, including from increased gas prices, elevated unemployment, inflation, other unfavorable global and regional economic conditions, demographic trends in the U.S., global supply chain disruptions and constraints, geopolitical events and tensions, wars, and military conflicts, including the conflict in the Middle East.

Developments in international trade relations, including significant additional changes in U.S. trade policy and actions which may include threatened, new, and increased tariffs imposed by the U.S. government on other countries, retaliatory tariffs and actions imposed on certain U.S. goods, and subsequent modifications and delays to or invalidation of various tariffs as well as associated litigation and developments have produced heightened uncertainty with respect to trade and tariff policies and regulations affecting trade between the U.S. and other countries, which could continue to alter the global trade environment. For example, the U.S. government has imposed tariffs on certain product imports, including on aluminum and aluminum derivatives, and certain other countries have implemented tariffs and other actions on U.S. goods, such as boycotts and tariffs on certain product imports originating from the U.S. imposed by the Canadian federal and some provincial governments and retaliatory tariffs in other international markets, although some of these tariffs were subsequently modified, delayed, suspended, or invalidated. Various tariffs and other actions negatively impacted our Fiscal 2026 and First Quarter 2027 results of operations. In April 2026, the U.S. government removed beer made from malt, which includes our beer products, from the scope of the Section 232 aluminum and aluminum derivative tariffs that had been in place at various rates since February 2025.

We expect some or all of these market conditions and their impacts to continue in Fiscal 2027 which could have a material impact on our results of operations and financial condition. We intend to continue to monitor the dynamic and evolving consumer and socioeconomic environments and their impacts on our business. In addition, we have executed the majority of the work associated with the 2025 Restructuring Initiative, which is an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business, including through enhanced organizational efficiency and optimized expenditures across our organization. We also intend to continue

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 24

MD&A	Table of Contents
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

2025 Restructuring Initiative
We have implemented the 2025 Restructuring Initiative which is expected to yield over $200 million in net annualized cost savings by Fiscal 2028. The majority of the work associated with the 2025 Restructuring Initiative was executed within Fiscal 2026. The 2025 Restructuring Initiative is estimated to result in nearly $130 million of cumulative pre-tax costs once all phases are fully implemented. In connection with the 2025 Restructuring Initiative, we recognized $0.6 million of pre-tax restructuring costs in First Quarter 2027 and $122.5 million of cumulative pre-tax costs since the inception of this initiative. These costs were included in selling, general, and administrative costs within our consolidated results. For additional information on the 2025 Restructuring Initiative, refer to Note 2.

Recent Development

New Zealand Wine Divestitures
In May 2026, we entered into a definitive agreement to divest eight small-scale domestic-market New Zealand mainstream wine brands and associated inventory, equipment, a winery, and vineyards which were reclassified to net assets held for sale as of May 31, 2026. The New Zealand Wine Divestitures transaction was completed in June 2026 and supports our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers. The net cash proceeds from this transaction were used for general corporate purposes.

Acquisitions and Divestitures

Beer segment
HOPWTR
In April 2026, we purchased the remaining ownership interest in HOPWTR, a premium non-alcoholic brand crafted with hops, adaptogens, and nootropics, which has been a part of our corporate ventures portfolio since 2021. This acquisition supports our strategic focus on meeting the evolving needs of our consumers.

Wine and Spirits segment
2025 Wine Divestitures
On June 2, 2025, we sold and, in certain instances, exclusively licensed the trademarks of a portion of our wine and spirits business, primarily centered around our then-owned mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities. We received $845.9 million of cash proceeds, which were used for the repayment of debt. This divestiture supports our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

For additional information on these acquisitions and divestitures refer to Note 6.

RESULTS OF OPERATIONS

Financial Highlights
References to organic throughout the following discussion exclude the impact of the 2025 Wine Divestitures, where appropriate.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 25

MD&A	Table of Contents
First Quarter 2027 compared to First Quarter 2026

Net sales decreased 3% largely due to the lower net sales as a result of the 2025 Wine Divestitures, partially offset by an increase in Beer net sales driven primarily by shipment volume growth and favorable impact from pricing.

Operating income increased 18% largely due to (i) favorable Comparable Adjustments led by net gains recognized on undesignated commodity derivative contracts for First Quarter 2027 compared with net losses for First Quarter 2026 and lower First Quarter 2027 losses associated with asset impairment and related expenses and (ii) continued successful execution of efficiency and cost optimization initiatives, including the 2025 Restructuring Initiative, partially offset by the lower net sales as a result of the 2025 Wine Divestitures.

Net income attributable to CBI and diluted net income per common share attributable to CBI increased 27% and 31%, respectively, largely due to the items discussed above.

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

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	First Quarter 2027	First Quarter 2026
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$49.3	$(17.7)
Settlements of undesignated commodity derivative contracts	(9.4)	2.5
Flow through of inventory step-up	(1.0)	(0.9)
Strategic business reconfiguration costs, net	(0.6)	(0.4)
Comparable Adjustments, Cost of product sold	38.3	(16.5)
Selling, general, and administrative expenses
Transition services agreements activity	(5.1)	(5.5)
2025 Restructuring Initiative	(0.6)	(13.3)
Strategic business reconfiguration costs, net	0.3	(5.2)
Other gains (losses)	(3.5)	(3.5)
Comparable Adjustments, Selling, general, and administrative expenses	(8.9)	(27.5)
Asset impairment and related expenses	(18.3)	(52.1)
Comparable Adjustments, Operating income (loss)	$11.1	$(96.1)

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

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 26

MD&A	Table of Contents
Flow through of inventory step-up
In connection with acquisitions, the allocation of purchase price in excess of book value for certain inventories on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired business prior to acquisition.

Strategic business reconfiguration costs, net
We recognized net costs primarily in connection with losses on write-downs of excess inventory resulting from our initiatives to streamline operations, improve efficiencies, and reduce our cost structure primarily within our Wine and Spirits segment.

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

Strategic business reconfiguration costs, net
We recognized net costs in connection with activities intended to streamline operations, improve efficiencies, and reduce our cost structure.

Other gains (losses)
We recognized other gains (losses) primarily as of result of net losses from the sales of businesses.

Asset impairment and related expenses
We recognized (i) an impairment on assets held for sale in connection with the New Zealand Wine Divestitures (First Quarter 2027) and (ii) contract liabilities and inventory obsolescence expenses associated with the 2025 Wine Divestitures, partially offset by changes in then-existing net assets held for sale (First Quarter 2026). For additional information, refer to Note 5.

Business Segments
First Quarter 2027 compared to First Quarter 2026
Net sales

	First Quarter 2027	First Quarter 2026	Dollar Change	Percent Change
(in millions)
Beer	$2,283.5	$2,234.5	$49.0	2%
Wine and Spirits	149.2	280.5	(131.3)	(47%)
Consolidated net sales	$2,432.7	$2,515.0	$(82.3)	(3%)

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 27

MD&A	Table of Contents

Beer segment	First Quarter 2027	First Quarter 2026	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,283.5	$2,234.5	$49.0	2%
Shipments	113.3	111.3		1.8%
Depletions				(0.3%)

The increase in Beer net sales is largely due to (i) $40.7 million of shipment volume growth and (ii) $17.6 million of favorable impact from pricing in select markets, partially offset by $9.3 million of unfavorable product mix primarily from a shift in package types. While our shipment volume growth benefited from consumer demand, we believe our net sales continued to be impacted by the economic uncertainty and socioeconomic factors discussed above.

Wine and Spirits segment	First Quarter 2027	First Quarter 2026	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$149.2	$280.5	$(131.3)	(47%)
Shipments	1.4	3.9		(64.1%)
Organic shipments (1)	1.4	1.3		7.7%
Depletions (1)				6.6%
(1)Includes adjustments to remove volumes associated with the 2025 Wine Divestitures for the period March 1, 2025, through May 31, 2025.

The decrease in Wine and Spirits net sales is due to $142.0 million from the 2025 Wine Divestitures that are no longer part of our business, partially offset by a $10.7 million increase in organic net sales. The increase in organic net sales is largely driven by $17.2 million of branded wine and spirits shipment volume growth, partially offset by a (i) $4.9 million decrease in non-branded net sales led by a decline in bulk sales and (ii) $3.2 million decrease from strategic pricing actions taken on select brands. Additionally, we believe our branded wine and spirits shipment volume was negatively impacted by both tariffs imposed by the U.S. government and by retaliatory tariffs and actions in certain international markets.

Gross profit

	First Quarter 2027	First Quarter 2026	Dollar Change	Percent Change
(in millions)
Beer	$1,218.2	$1,187.0	$31.2	3%
Wine and Spirits	64.1	96.1	(32.0)	(33%)
Comparable Adjustments	38.3	(16.5)	54.8	NM
Consolidated gross profit	$1,320.6	$1,266.6	$54.0	4%

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 28

MD&A	Table of Contents

The increase in Beer gross profit is largely due to (i) $20.9 million of shipment volume growth, (ii) the $17.6 million favorable impact from pricing, and (iii) $2.6 million of decreased cost of product sold, partially offset by $9.9 million of unfavorable product mix. The decrease in cost of product sold is primarily due to cost reductions and other efficiencies, including (i) $30.7 million of favorable fixed cost absorption related to increased production levels as compared to First Quarter 2026, (ii) $5.1 million of lower depreciation, and (iii) $5.0 million of decreased transportation costs, partially offset by the following increases (i) $17.3 million of materials costs, including glass, starch, and cartons, (ii) $13.0 million of tariffs, largely on aluminum imports under Section 232, and (iii) $7.8 million of warehousing and obsolescence costs.

The decrease in Wine and Spirits gross profit is due to $34.1 million from the 2025 Wine Divestitures that is no longer part of our business, partially offset by a $2.1 million increase in organic gross profit. The increase in organic gross profit is largely attributable to (i) $15.3 million of branded wine and spirits shipment volume growth and (ii) $2.1 million of decreased cost of product sold partially offset by (i) $12.7 million of unfavorable product mix and (ii) the $3.2 million decrease from strategic pricing actions. The decrease in cost of product sold is largely attributable to cost savings measures as a result of the 2025 Restructuring Initiative, partially offset by incremental U.S. tariffs imposed.

Gross profit as a percent of net sales increased to 54.3% for First Quarter 2027 compared with 50.4% for First Quarter 2026. This increase was largely driven by rate growth from (i) a favorable change in Comparable Adjustments, contributing 220 basis points, (ii) divestitures of lower-margin brands, contributing approximately 160 basis points, (iii) favorable impact from beer pricing, contributing approximately 35 basis points, and (iv) organic branded wine and spirits shipment volume growth, contributing approximately 25 basis points. These increases were partially offset by 55 basis points of unfavorable product mix shift within the Wine and Spirits segment.

Selling, general, and administrative expenses

	First Quarter 2027	First Quarter 2026	Dollar Change	Percent Change
(in millions)
Beer	$326.8	$313.6	$13.2	4%
Wine and Spirits	65.2	102.1	(36.9)	(36%)
Corporate Operations and Other	56.1	57.5	(1.4)	(2%)
Comparable Adjustments	8.9	27.5	(18.6)	NM
Consolidated selling, general, and administrative expenses	$457.0	$500.7	$(43.7)	(9%)

The increase in Beer selling, general, and administrative expenses is largely due to $8.1 million and $5.2 million of increased general and administrative expenses and marketing spend, respectively. The increase in general and administrative expenses is primarily due to higher compensation and benefits and unfavorable foreign currency impact. Marketing as a percentage of net sales is flat year-over-year in continued support of our high-end imported beer brands.

The decrease in Wine and Spirits selling, general, and administrative expenses is largely due to $18.5 million and $17.2 million of decreased marketing spend and general and administrative expenses, respectively. The decrease in marketing spend is driven by our smaller portfolio of exclusively higher-end wine and spirits brands. The decrease in general and administrative expenses was largely driven by cost savings measures as a result of the 2025 Restructuring Initiative.

The decrease in Corporate Operations and Other selling, general, and administrative expenses is largely driven by cost savings measures as a result of the 2025 Restructuring Initiative, partially offset by higher stock-based compensation expense as compared to First Quarter 2026.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents
Selling, general, and administrative expenses as a percent of net sales decreased to 18.8% for First Quarter 2027 as compared to 19.9% for First Quarter 2026. The decrease is driven by rate declines from (i) lower selling, general, and administrative expenses in the Wine and Spirits segment, contributing approximately 170 basis points and (ii) a favorable change in Comparable Adjustments, contributing approximately 80 basis points, partially offset by (i) approximately 130 basis points of unfavorable impact from the 2025 Wine Divestitures and (ii) approximately 15 basis points of rate growth from higher selling, general, and administrative expenses in the Beer segment.

Operating income (loss)

	First Quarter 2027	First Quarter 2026	Dollar Change	Percent Change
(in millions)
Beer	$891.4	$873.4	$18.0	2%
Wine and Spirits	(1.1)	(6.0)	4.9	82%
Corporate Operations and Other	(56.1)	(57.5)	1.4	2%
Comparable Adjustments	11.1	(96.1)	107.2	NM
Consolidated operating income (loss)	$845.3	$713.8	$131.5	18%

The increase in Beer operating income is largely attributable to the shipment volume growth and favorable impact from pricing, partially offset by the unfavorable product mix and higher selling, general, and administrative expenses, as described above.

The decrease in Wine and Spirits operating loss is largely attributable to the lower selling, general, and administrative expenses and organic shipment volume growth, partially offset by the 2025 Wine Divestitures and unfavorable product mix, as described above.

As previously discussed, the decrease in Corporate Operations and Other operating loss is largely attributable to the 2025 Restructuring Initiative, partially offset by higher stock-based compensation expense.

Income (loss) from unconsolidated investments
Income (loss) from unconsolidated investments increased to $0.5 million for First Quarter 2027 as compared to $(3.5) million for First Quarter 2026. This increase of $4.0 million, or 114%, is driven by First Quarter 2027 equity in earnings from equity method investees as compared with First Quarter 2026 equity in losses from equity method investees.

Interest expense, net
Interest expense, net decreased to $85.8 million for First Quarter 2027 as compared to $98.9 million for First Quarter 2026. This decrease of $13.1 million, or 13%, is due to approximately $905 million of lower average borrowings and five basis points of lower weighted average interest rates. For additional information, refer to Note 8.

(Provision for) benefit from income taxes
The provision for income taxes increased to $88.1 million for First Quarter 2027 from $87.6 million for First Quarter 2026. Our effective tax rate for First Quarter 2027 was 11.6% as compared with 14.3% for First Quarter 2026. In comparison to prior year, our effective tax rate was largely impacted by:
•a net income tax benefit resulting from changes to valuation allowances; partially offset by
•net income tax impacts related to (i) adjustments to tax attributes, (ii) the resolution of various tax examinations and assessments related to prior periods, and (iii) certain tax legislation updates.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents
We now expect our reported effective tax rate for Fiscal 2027 to be in the range of 16% to 18%.

For additional information, refer to Note 9.

Net income (loss) attributable to CBI
Net income attributable to CBI increased to $653.8 million for First Quarter 2027 from $516.1 million for First Quarter 2026. This increase of $137.7 million, or 27%, is largely attributable to the (i) net gains recognized on undesignated commodity derivative contracts for First Quarter 2027 compared with net losses for First Quarter 2026 and (ii) lower First Quarter 2027 losses associated with asset impairment and related expenses. Additionally, First Quarter 2027 benefited from the continued successful execution of efficiency and cost optimization initiatives, including the 2025 Restructuring Initiative, partially offset by the lower net sales as a result of the 2025 Wine Divestitures.

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

We have an agreement with a financial institution for payment services and to facilitate a voluntary supply chain finance program through this participating financial institution. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of May 31, 2026, and February 28, 2026, the amount payable to this participating financial institution for suppliers who voluntarily participate in the supply chain finance program was $55.0 million and $50.7 million, respectively, and was included with accounts payable on our consolidated balance sheets. We account for payments made under the supply chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents
Cash Flows

	First Quarter 2027	First Quarter 2026	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$661.8	$637.2	$24.6
Investing activities	(193.2)	(196.1)	2.9
Financing activities	(474.0)	(437.6)	(36.4)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	2.3	(2.7)
Net increase (decrease) in cash and cash equivalents	$(5.8)	$5.8	$(11.6)

Operating activities
The increase in net cash provided by (used in) operating activities consists of:

	First Quarter 2027	First Quarter 2026	Dollar Change
(in millions)
Net income (loss)	$671.9	$523.8	$148.1
Deferred tax provision (benefit)	(78.4)	34.0	(112.4)
Depreciation	97.6	105.2	(7.6)
Stock-based compensation	15.0	10.4	4.6
Noncash lease expense	33.5	31.0	2.5
Asset impairment and related expenses	18.3	52.1	(33.8)
Other non-cash adjustments	(12.3)	56.8	(69.1)
Change in operating assets and liabilities, net of effects from purchase and sale of business	(83.8)	(176.1)	92.3
Net cash provided by (used in) operating activities	$661.8	$637.2	$24.6

The $92.3 million net change in operating assets and liabilities was largely driven by lower shipment volume growth year-over-year in the Beer segment, resulting in a smaller increase in accounts receivable, partially offset by lower accounts receivables for the Wine and Spirits segment due to lower net sales, reflecting the impact of the 2025 Wine Divestitures. Additionally, net cash provided by operating activities was negatively impacted by higher First Quarter 2027 income tax payments as compared to First Quarter 2026 following the resolution of various tax examinations and assessments.

Investing activities
Net cash used in investing activities decreased to $193.2 million for First Quarter 2027 from $196.1 million for First Quarter 2026. This decrease of $2.9 million, or 1%, was primarily due to $15.6 million of reduced capital expenditures for First Quarter 2027 as compared to First Quarter 2026, partially offset by $15.3 million of increased business acquisition activity for First Quarter 2027, driven by the April 2026 purchase of the remaining ownership interest in HOPWTR.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents
Financing activities
The increase in net cash used in financing activities consisted of:

	First Quarter 2027	First Quarter 2026	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(39.9)	$63.7	$(103.6)
Dividends paid	(178.7)	(182.2)	3.5
Purchases of treasury stock	(223.8)	(306.1)	82.3
Net cash provided by (used in) stock-based compensation activities	(6.3)	(4.1)	(2.2)
Distributions to noncontrolling interests	(25.0)	(7.5)	(17.5)
Payment of contingent consideration	(0.3)	(1.4)	1.1
Net cash provided by (used in) financing activities	$(474.0)	$(437.6)	$(36.4)

Debt
Total debt outstanding as of May 31, 2026, remained relatively flat as compared to February 28, 2026. The issuances and repayments of debt for First Quarter 2027 were as follows:

Debt issuance	Debt repayment and redemption

Senior notes
Issuance
In May 2026, we issued the 4.85% May 2026 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, were $496.8 million.

Redemption
On May 18, 2026, we redeemed the 3.70% December 2016 Senior Notes prior to maturity using proceeds from the 4.85% May 2026 Senior Notes and commercial paper borrowings at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest.

General
The majority of our outstanding borrowings as of May 31, 2026, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2027 to calendar 2050.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
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

We had the following remaining borrowing capacity available under our 2025 Credit Agreement:

	May 31, 2026	June 26, 2026
(in millions)
Revolving credit facility (1)	$1,902.6	$1,933.1
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2025 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $336.5 million and $306.0 million as of May 31, 2026, and June 26, 2026, respectively.

The financial institutions participating in our 2025 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of May 31, 2026, we and our subsidiaries were subject to covenants that are contained in our 2025 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2025 Credit Agreement. As of May 31, 2026, under our 2025 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of May 31, 2026, we were in compliance with our covenants under our 2025 Credit Agreement and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 13 of our consolidated financial statements included in our 2026 Annual Report and Note 8.

Common Stock Dividends
On June 30, 2026, our Board of Directors declared a quarterly cash dividend of $1.03 per share of Class A Stock and $0.93 per share of Class 1 Stock payable on August 13, 2026, to stockholders of record of each class as of the close of business on July 30, 2026.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of our 2026 Annual Report.

Share Repurchase Program
Our Board of Directors authorized the repurchase of our publicly traded common stock of up to $4.0 billion under the 2025 Authorization which expires in February 2028. As of June 26, 2026, total shares repurchased are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2025 Authorization (1)	$4,000.0	$1,247.9	7,831,789
(1)As of June 26, 2026, $2,752.1 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

Share repurchases under the 2025 Authorization may be accomplished at management’s discretion from time-to-time based on market conditions, our cash and debt position, and other factors as determined by management. Shares may be repurchased through open market or privately negotiated transactions. We may fund future share repurchases with cash generated from operations, proceeds from borrowings, and/or divestiture proceeds. Any repurchased shares will become treasury shares, including shares previously repurchased under the 2025 Authorization. Additionally, shares repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of our 2026 Annual Report.

For additional information, refer to Note 18 of our consolidated financial statements included in our 2026 Annual Report and Note 10.

Accounting Guidance
Accounting guidance adopted for First Quarter 2027 did not have a material impact on our Financial Statements.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation:

•The statements under MD&A regarding:
◦our business strategy, including our strategic vision, growth plans, digital acceleration initiatives, and focus on maintaining a strong balance sheet;
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

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents
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
◦the dynamic and evolving consumer environment and trends, ongoing economic uncertainty and other socioeconomic factors, including subdued spend, depressed sentiment, value-seeking behaviors, higher consumer prices and reductions in consumer discretionary income, including from increased gas prices, elevated unemployment, inflation, rising costs, other unfavorable global and regional economic conditions, demographic trends in the U.S., global supply chain disruptions and constraints, geopolitical events and tensions, wars, and military conflicts, including the conflict in the Middle East, and our responses thereto;
◦developments in international trade relations, including changes to trade and tariff policies and regulations, including our expectations related to aluminum tariffs, and alterations of the global trade environment;
◦expected or potential actions of third parties, including possible changes to laws, rules, and regulations;
◦the potential impact of severe weather events or other weather conditions;
◦the manner, timing, and duration of the share repurchase program and source of funds for share repurchases; and
◦the amount and timing of future dividends.
•The statements regarding the future reclassification of net gains from AOCI, potential continued impacts from the OB3 Act on our effective tax rate and potential impacts from Pillar Two, and our aim to hedge 100% of our balance sheet exposures.

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
•potential damage to our reputation;
•competition in our industry and for talent;
•economic and other uncertainties associated with our international operations, including tariffs;

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
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
•severe weather, natural and man-made disasters, climate change, environmental sustainability and CSR-related regulatory compliance, and failure to meet environmental sustainability and CSR commitments and aspirations;
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

For additional information about risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by our forward-looking statements contained in the Form 10-Q, please refer to Item 1A. “Risk Factors” of our 2026 Annual Report.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 37

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of May 31, 2026, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, New Zealand dollar, and euro. We aim to hedge 100% of our balance sheet exposures. As of May 31, 2026, 84% of our forecasted transactional exposures for the remaining nine months of Fiscal 2027 were hedged.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of May 31, 2026, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 89% of our forecasted transactional exposures for the remaining nine months of Fiscal 2027 were hedged as of May 31, 2026.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
(in millions)
Foreign currency contracts	$3,330.6	$3,275.5	$304.6	$152.5	$(222.7)	$(200.7)
Commodity derivative contracts	$368.8	$327.6	$61.7	$(17.9)	$(37.2)	$26.7
Net investment hedge contracts	$145.5	$145.5	$(5.4)	$(3.0)	$14.3	$13.9

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

There were no cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of May 31, 2026, or May 31, 2025.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 38

OTHER KEY INFORMATION	Table of Contents
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

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
(in millions)
Fixed interest rate debt	$10,262.2	$11,258.1	$(9,588.0)	$(10,440.2)	$(514.9)	$(521.7)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $0.6 million and $1.6 million for the three months ended May 31, 2026, and May 31, 2025, respectively.

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

Internal control over financial reporting
In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 39

OTHER KEY INFORMATION	Table of Contents
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

On February 18, 2025, a purported stockholder of the Company filed a putative class action in the United States District Court for the Western District of New York captioned Meza v. Constellation Brands, Inc., et al., Case No. 6:25-cv-6107 (W.D.N.Y.). The complaint names as defendants the Company, our former President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, and asserts claims for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder arising from allegedly materially false or misleading statements or omissions of purportedly material fact concerning, among other things, the Company’s strategies intended to improve the performance of our wine and spirits business. On July 17, 2025, an amended complaint was filed in the Meza litigation. The amended complaint asserts the same causes of action against the same defendants, but alleges materially false or misleading statements or omissions of purportedly material fact concerning, among other things, the prospects of our beer business. The amended complaint does not allege misstatements or omissions regarding our wine and spirits business. The amended complaint seeks, among other relief, alleged damages in an unspecified amount, attorneys’ fees, and costs. On September 17, 2025, the Company and the other defendants filed a motion to dismiss the amended complaint. Defendants’ motion to dismiss the amended complaint was fully briefed as of December 12, 2025, and oral argument on that motion has been scheduled to be held on July 22, 2026.

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

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 40

OTHER KEY INFORMATION	Table of Contents
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
(in millions, except share and per share data)
March 1 – 31, 2026	497,246	$150.83	497,246	$3,000.9
April 1 – 30, 2026	515,131	$158.60	515,131	$2,919.2
May 1 – 31, 2026	452,918	$148.14	452,918	$2,852.1
Total	1,465,295	$152.73	1,465,295
(1)In April 2025, we announced that our Board of Directors authorized the repurchase of up to $4.0 billion of our publicly traded common stock under the 2025 Authorization. The 2025 Authorization expires on February 29, 2028. Share repurchases for the periods included herein were effected through open market transactions and exclude the impact of Federal excise tax owed pursuant to the IRA.

Subsequent to May 31, 2026, we repurchased 714,387 shares of Class A Stock pursuant to the 2025 Authorization at an average cost of $139.98 per share through open market transactions made pursuant to a Rule 10b5-1 trading plan.

ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans
During the three months ended May 31, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.1	October 2, 2025

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.1.1	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

4.1.2	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 41

OTHER KEY INFORMATION	Table of Contents

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
4.1.3	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.1.4	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.1.5	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.1.6	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.1.7	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.1.8	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.1.9	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.1.10	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.1.11	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.1.12	Supplemental Indenture No. 30 with respect to 4.350% Senior Notes due 2027, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	May 9, 2022

4.1.13	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

4.1.14	Supplemental Indenture No. 33 with respect to 4.900% Senior Notes due 2033, dated as of May 1, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2023

4.1.15	Supplemental Indenture No. 34 with respect to 4.800% Senior Notes due 2029, dated as of January 11, 2024, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	January 11, 2024

4.1.16	Supplemental Indenture No. 35 with respect to 4.800% Senior Notes due 2030, dated as of May 1, 2025, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2025

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 42

OTHER KEY INFORMATION	Table of Contents

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
4.1.17	Supplemental Indenture No. 36 with respect to 4.950% Senior Notes due 2035, dated as of October 17, 2025, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	October 17, 2025

4.1.18	Supplemental Indenture No. 37 with respect to 4.850% Senior Notes due 2031, dated as of May 6, 2026, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 6, 2026

4.2	Restatement Agreement, dated as of April 28, 2025, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Eleventh Amended and Restated Credit Agreement dated as of April 28, 2025, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 28, 2025

4.3	Term Loan Credit Agreement, dated as of May 9, 2025, by and among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	May 9, 2025

10.1	Form of Terms and Conditions Memorandum for Employees with respect to grants of options to purchase Class 1 Stock pursuant to the Company’s Long-Term Stock Incentive Plan (replacement equity award grants). *	10-K	10.1.7	April 22, 2026

10.2	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (related to replacement equity awards). *	10-K	10.1.11	April 22, 2026

10.3	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 24, 2026) (filed herewith). *

10.4	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after April 24, 2026) (filed herewith). *†

10.5	Executive Employment Agreement Release of Claims between Constellation Brands, Inc. and William A. Newlands (filed herewith). *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 43

OTHER KEY INFORMATION	Table of Contents

INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Designates management contract or compensatory plan or arrangement.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.

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

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	July 1, 2026	By:	/s/ Kenneth W. Metz
Kenneth W. Metz, Senior Vice President, Controller and Corporate Finance

Date:	July 1, 2026	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q1 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 45