Form 10-Q
period 2026-08-31
CONSTELLATION BRANDS, INC.
filed 2026-10-07
CIK 16918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
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
Yes  ☐  No  ☒

There were 169,198,487 shares of Class A Common Stock and 25,733 shares of Class 1 Common Stock outstanding as of September 30, 2026.

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

Market positions and industry data discussed in this Form 10-Q are for the 52-weeks ending August 31, 2026.

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

2026 Annual Report	our Annual Report on Form 10-K for the fiscal year ended February 28, 2026

2026 Term Credit Agreement	term loan credit agreement, dated as of September 18, 2026, that provides for a $300.0 million unsecured delayed draw term loan facility

3-tier
U.S. distribution channel where products are sold to a distributor (wholesaler) who then sells to a retailer; the retailer sells the products to a consumer; however, in control states, the state government performs the role of wholesaler and retailer

3.70% December 2016 Senior Notes	$600.0 million principal amount of 3.70% senior notes issued in December 2016, now redeemed in full

4.35% May 2022 Senior Notes	$600.0 million principal amount of 4.35% senior notes issued in May 2022, now redeemed in full

4.85% May 2026 Senior Notes	$500.0 million aggregate principal amount of senior notes issued in May 2026

ABA	alternative beverage alcohol

Administrative Agent	Bank of America, N.A., as administrative agent for our senior credit facility

AOCI	accumulated other comprehensive income (loss)

Brewery Projects	modular capacity addition activities at the Nava Brewery, Obregón Brewery, and Veracruz Brewery

CB International	CB International Finance S.à r.l., a wholly-owned subsidiary of ours

CircanaTM	Industry market research publication used by consumer packaged goods companies

Class 1 Stock	our Class 1 Convertible Common Stock, par value $0.01 per share

Class A Stock	our Class A Common Stock, par value $0.01 per share

CODM	chief operating decision maker, our President and Chief Executive Officer

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I i

TERM	MEANING
Comparable Adjustments	certain items affecting comparability that have been excluded because management uses this information in monitoring and evaluating the results and underlying business trends of the core operations of the Company and/or in internal goal setting

CSR	corporate social responsibility

Customers	wholesale distributors, retailers (generally outside of 3-tier), state alcohol beverage control agencies which sell to consumers, and DTC purchasers

Depletions	represent U.S. distributor shipments of our respective branded products to retail customers, based on third-party data

DTC
direct-to-consumer inclusive of (i) a digital commerce experience for consumers to purchase directly from brand websites with inventory coming straight from the supplier and (ii) consumer purchases at hospitality locations (tasting rooms and tap rooms) from the supplier

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

Financial Statements	our consolidated financial statements and notes thereto included herein

Fiscal 2026	the Company’s fiscal year ended February 28, 2026

Fiscal 2027	the Company’s fiscal year ending February 28, 2027

Fiscal 2028	the Company’s fiscal year ending February 29, 2028

Fiscal 2029	the Company’s fiscal year ending February 28, 2029

Fiscal 2030	the Company’s fiscal year ending February 28, 2030

Fiscal 2031	the Company’s fiscal year ending February 28, 2031

Fiscal 2032	the Company’s fiscal year ending February 29, 2032

Form 10-Q	this Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2026, unless otherwise specified

IRA	Inflation Reduction Act of 2022

IT	information technology

mainstream	wine that sells less than $11.00 per bottle at retail and sparkling wine and all other wine that sells less than $13.00 per bottle at retail, as defined by Circana™

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I – Item 2. of this Form 10-Q

M&T	Manufacturers and Traders Trust Company

Nava	Nava, Coahuila, Mexico

Nava Brewery	our brewery located in Nava

Net sales	gross sales less promotions, returns and allowances, and excise taxes

New Zealand Wine Divestitures	sale of eight small-scale domestic-market New Zealand mainstream wine brands and associated inventory, equipment, a winery, and vineyards in June 2026

NM	not meaningful

Non-GAAP	financial measures not calculated in accordance with U.S. GAAP, for example, comparable operating income (loss)

Note(s)	notes to the consolidated financial statements

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I ii

TERM	MEANING
OB3 Act	One Big Beautiful Bill Act, signed into U.S. law on July 4, 2025

Obregón	Obregón, Sonora, Mexico

Obregón Brewery	our brewery located in Obregón

OCI	other comprehensive income (loss)

OECD	Organization for Economic Cooperation and Development

Pre-issuance hedge contracts	treasury lock and/or swap lock contracts designated as cash flow hedges entered into to hedge treasury rate volatility on future debt issuances

retailers	on- and off-premise locations that sell products to consumers

RTD	ready-to-drink

SEC	Securities and Exchange Commission

Second Quarter 2026	the Company’s three months ended August 31, 2025

Second Quarter 2027	the Company’s three months ended August 31, 2026

Section 232	tariffs imposed under Section 232 of the Trade Expansion Act of 1962, notably on aluminum and aluminum derivative product imports

Securities Act	Securities Act of 1933, as amended

Six Months 2026	the Company’s six months ended August 31, 2025

Six Months 2027	the Company’s six months ended August 31, 2026

U.S.	United States of America

U.S. GAAP	generally accepted accounting principles in the U.S.

Veracruz	Heroica Veracruz, Veracruz, Mexico

Veracruz Brewery	our new brewery being constructed in Veracruz

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I iii

FINANCIAL STATEMENTS	Table of Contents
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	August 31, 2026	February 28, 2026
ASSETS
Current assets:
Cash and cash equivalents	$98.5	$102.4
Accounts receivable	678.1	658.2
Inventories	1,378.6	1,433.9
Prepaid expenses and other	804.3	711.8
Total current assets	2,959.5	2,906.3
Property, plant, and equipment, net of accumulated depreciation of $3,254.7 and $3,095.1, respectively	8,653.2	8,520.9
Goodwill	5,269.3	5,233.9
Intangible assets	2,531.2	2,533.0
Deferred income taxes	1,339.3	1,370.3
Other assets	1,311.2	1,336.1
Total assets	$22,063.7	$21,900.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$116.5	$272.0
Current maturities of long-term debt	1,103.0	603.6
Accounts payable	999.4	960.2
Other accrued expenses and liabilities	744.9	854.0
Total current liabilities	2,963.8	2,689.8
Long-term debt, less current maturities	9,096.2	9,692.9
Deferred income taxes and other liabilities	1,124.3	1,130.9
Total liabilities	13,184.3	13,513.6
Commitments and contingencies
CBI stockholders’ equity:
Class A Stock, $0.01 par value – Authorized, 322,000,000 shares; Issued, 212,699,732 shares and 212,699,542 shares, respectively	2.1	2.1
Additional paid-in capital	2,185.0	2,185.7
Retained earnings	14,440.1	13,574.4
Accumulated other comprehensive income (loss)	489.5	423.2
Class A Stock in treasury, at cost, 42,893,874 shares and 39,927,096 shares, respectively	(8,529.8)	(8,103.0)
Total CBI stockholders’ equity	8,586.9	8,082.4
Noncontrolling interests	292.5	304.5
Total stockholders’ equity	8,879.4	8,386.9
Total liabilities and stockholders’ equity	$22,063.7	$21,900.5
The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 1

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2026	2025	2026	2025
NET INCOME (LOSS) ATTRIBUTABLE TO CBI
Sales	$5,407.1	$5,331.4	$2,816.7	$2,653.9
Excise taxes	(341.4)	(335.4)	(183.7)	(172.9)
Net sales	5,065.7	4,996.0	2,633.0	2,481.0
Cost of product sold	(2,352.1)	(2,419.4)	(1,240.0)	(1,171.0)
Gross profit	2,713.6	2,576.6	1,393.0	1,310.0
Selling, general, and administrative expenses	(995.2)	(936.7)	(538.2)	(436.0)
Asset impairment and related expenses	(68.1)	(52.1)	(49.8)	—
Operating income (loss)	1,650.3	1,587.8	805.0	874.0
Income (loss) from unconsolidated investments	8.3	(7.0)	7.8	(3.5)
Interest expense, net	(169.2)	(186.5)	(83.4)	(87.6)
Income (loss) before income taxes	1,489.4	1,394.3	729.4	782.9
(Provision for) benefit from income taxes	(235.2)	(384.4)	(147.1)	(296.8)
Net income (loss)	1,254.2	1,009.9	582.3	486.1
Net (income) loss attributable to noncontrolling interests	(34.6)	(27.8)	(16.5)	(20.1)
Net income (loss) attributable to CBI	$1,219.6	$982.1	$565.8	$466.0

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CBI
Comprehensive income (loss)	$1,323.9	$1,603.1	$740.8	$715.0
Comprehensive (income) loss attributable to noncontrolling interests	(38.0)	(50.6)	(23.3)	(29.3)
Comprehensive income (loss) attributable to CBI	$1,285.9	$1,552.5	$717.5	$685.7

CLASS A STOCK
Net income (loss) per common share attributable to CBI – basic	$7.12	$5.55	$3.32	$2.65
Net income (loss) per common share attributable to CBI – diluted	$7.11	$5.55	$3.32	$2.65
Weighted average common shares outstanding – basic	171.323	176.804	170.460	175.821
Weighted average common shares outstanding – diluted	171.503	176.957	170.601	175.938
Cash dividends declared per common share	$2.06	$2.04	$1.03	$1.02

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 2

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 28, 2026	$2.1	$2,185.7	$13,574.4	$423.2	$(8,103.0)	$304.5	$8,386.9
Comprehensive income (loss):
Net income (loss)	—	—	653.8	—	—	18.1	671.9
Other comprehensive income (loss), net of income tax effect	—	—	—	(85.4)	—	(3.4)	(88.8)
Comprehensive income (loss)							583.1
Repurchase of shares	—	—	—	—	(223.8)	—	(223.8)
Dividends declared	—	—	(177.9)	—	—	—	(177.9)
Noncontrolling interest distributions	—	—	—	—	—	(25.0)	(25.0)
Shares issued under equity compensation plans	—	(31.7)	—	—	23.5	—	(8.2)
Stock-based compensation	—	14.7	—	—	—	—	14.7
Balance at May 31, 2026	2.1	2,168.7	14,050.3	337.8	(8,303.3)	294.2	8,549.8
Comprehensive income (loss):
Net income (loss)	—	—	565.8	—	—	16.5	582.3
Other comprehensive income (loss), net of income tax effect	—	—	—	151.7	—	6.8	158.5
Comprehensive income (loss)							740.8
Repurchase of shares	—	—	—	—	(230.9)	—	(230.9)
Dividends declared	—	—	(176.0)	—	—	—	(176.0)
Noncontrolling interest distributions	—	—	—	—	—	(25.0)	(25.0)
Shares issued under equity compensation plans	—	(3.2)	—	—	4.4	—	1.2
Stock-based compensation	—	19.5	—	—	—	—	19.5
Balance at August 31, 2026	$2.1	$2,185.0	$14,440.1	$489.5	$(8,529.8)	$292.5	$8,879.4

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 3

FINANCIAL STATEMENTS	Table of Contents

CONSTELLATION BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in millions) (unaudited)
	Class A Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at February 28, 2025	$2.1	$2,144.6	$12,603.4	$(662.7)	$(7,205.4)	$252.8	$7,134.8
Comprehensive income (loss):
Net income (loss)	—	—	516.1	—	—	7.7	523.8
Other comprehensive income (loss), net of income tax effect	—	—	—	350.7	—	13.6	364.3
Comprehensive income (loss)							888.1
Repurchase of shares	—	—	—	—	(306.1)	—	(306.1)
Dividends declared	—	—	(180.6)	—	—	—	(180.6)
Noncontrolling interest distributions	—	—	—	—	—	(7.5)	(7.5)
Shares issued under equity compensation plans	—	(24.3)	—	—	17.4	—	(6.9)
Stock-based compensation	—	10.3	—	—	—	—	10.3
Balance at May 31, 2025	2.1	2,130.6	12,938.9	(312.0)	(7,494.1)	266.6	7,532.1
Comprehensive income (loss):
Net income (loss)	—	—	466.0	—	—	20.1	486.1
Other comprehensive income (loss), net of income tax effect	—	—	—	219.7	—	9.2	228.9
Comprehensive income (loss)							715.0
Repurchase of shares	—	—	—	—	(297.9)	—	(297.9)
Dividends declared	—	—	(179.4)	—	—	—	(179.4)
Noncontrolling interest distributions	—	—	—	—	—	(10.0)	(10.0)
Shares issued under equity compensation plans	—	(1.8)	—	—	6.6	—	4.8
Stock-based compensation	—	21.7	—	—	—	—	21.7
Balance at August 31, 2025	$2.1	$2,150.5	$13,225.5	$(92.3)	$(7,785.4)	$285.9	$7,786.3

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 4

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,254.2	$1,009.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	26.8	277.6
Depreciation	194.4	207.9
Stock-based compensation	34.9	32.1
Noncash lease expense	67.0	62.6
Asset impairment and related expenses	68.1	52.1
Change in operating assets and liabilities, net of effects from purchase and sale of business:
Accounts receivable	(18.2)	72.2
Inventories	3.3	(48.3)
Prepaid expenses and other current assets	(45.7)	(56.8)
Accounts payable	72.8	53.0
Contract liabilities	6.5	(50.4)
Other accrued expenses and liabilities	(197.9)	(57.0)
Other	12.4	(65.6)
Total adjustments	224.4	479.4
Net cash provided by (used in) operating activities	1,478.6	1,489.3

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(354.1)	(410.1)
Purchase of business, net of cash acquired	(15.3)	—
Proceeds from sale of assets	4.1	30.8
Proceeds from sale of business	13.9	851.1
Other investing activities	1.0	(7.0)
Net cash provided by (used in) investing activities	(350.4)	464.8

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 5

FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended August 31,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	499.7	499.1
Principal payments of long-term debt	(602.1)	(902.1)
Net proceeds from (repayments of) short-term borrowings	(155.5)	(554.2)
Dividends paid	(353.8)	(361.1)
Purchases of treasury stock	(454.7)	(604.0)
Payment of excise tax on share repurchases	(8.8)	(9.9)
Proceeds from shares issued under equity compensation plans	7.3	13.0
Payments of minimum tax withholdings on stock-based payment awards	(10.2)	(9.5)
Payments of debt issuance, debt extinguishment, and other financing costs	(3.1)	(5.4)
Distributions to noncontrolling interests	(50.0)	(17.5)
Payment of contingent consideration	(0.3)	(1.5)
Net cash provided by (used in) financing activities	(1,131.5)	(1,953.1)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	2.9
Net increase (decrease) in cash and cash equivalents	(3.9)	3.9
Cash and cash equivalents, beginning of period	102.4	68.1
Cash and cash equivalents, end of period	$98.5	$72.0

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to property, plant, and equipment	$89.7	$62.5

The accompanying notes are an integral part of these statements.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 6

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
CONSTELLATION BRANDS, INC. AND SUBSIDIARIES
AUGUST 31, 2026
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

We recognized pre-tax restructuring costs within selling, general, and administrative expenses in our consolidated results related to the 2025 Restructuring Initiative as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2026	2025	2026	2025
(in millions)
Consulting services	4.3	21.5	3.8	8.2
Other	1.2	0.1	1.1	0.1
	$5.5	$21.6	$4.9	$8.3

Since the inception of the 2025 Restructuring Initiative, we have incurred the following pre-tax restructuring costs:

	Cumulative Costs as of August 31, 2026	Percent of Total Costs
(in millions)
Employee termination	$62.0	49%
Consulting services	59.8	47%
Other	5.6	4%
	$127.4	100%

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 7

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The activity for the restructuring costs discussed above and the related accruals are as follows:

	Employee Termination	Consulting Services	Other	Total
(in millions)
Balance at February 28, 2026 (1)	$18.6	$29.9	$4.2	$52.7
Restructuring costs	—	4.3	0.1	4.4
Cash payments	(13.4)	(30.6)	(3.9)	(47.9)
Balance at August 31, 2026 (1)	$5.2	$3.6	$0.4	$9.2
(1)The total accrual was recorded in accrued restructuring within other accrued expenses and liabilities on our consolidated balance sheets.

3. INVENTORIES

Inventories are stated at the lower of cost (primarily computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include materials, labor, and overhead and consist of the following:

	August 31, 2026	February 28, 2026
(in millions)
Raw materials and supplies	$192.2	$204.6
In-process inventories	512.4	549.5
Finished case goods	674.0	679.8
	$1,378.6	$1,433.9

The inventories balance at August 31, 2026, excludes $34.3 million of primarily bulk inventory associated with assets held for sale. For additional information, refer to Note 5.

4. DERIVATIVE INSTRUMENTS

Overview
Our risk management and derivative accounting policies are presented in Notes 1 and 7 of our consolidated financial statements included in our 2026 Annual Report and have not changed significantly for the six months and three months ended August 31, 2026.

The aggregate notional value of outstanding derivative instruments is as follows:

	August 31, 2026	February 28, 2026
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts	$2,651.5	$2,080.9
Net investment hedge contracts	$145.5	$145.5
Pre-issuance hedge contracts	$—	$50.0
Derivative instruments not designated as hedging instruments
Foreign currency contracts	$533.2	$522.2
Commodity derivative contracts	$358.9	$335.5

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 8

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Net investment hedge contracts
In April 2025, we entered into cross-currency swaps to hedge portions of our net investment in certain of our non-U.S. operations against fluctuations in foreign currency exchange rates. These cross-currency swaps are designated as net investment hedges and mature between April 2028 and April 2029. The changes in the fair value of these swaps are recognized as a component of other comprehensive income (loss) and reported in accumulated other comprehensive income (loss) in our consolidated balance sheets. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold, liquidated, or substantially liquidated. We assess the effectiveness of our cross-currency swaps using the spot method. Under this method, the periodic interest settlements are recorded directly in earnings through interest expense, net. Accordingly, interest income recognized in interest expense, net related to these cross-currency swaps was as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2026	2025	2026	2025
(in millions)
Interest income	$1.1	$0.8	$0.5	$0.5

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

In addition, our derivative instruments are not subject to credit rating contingencies or collateral requirements. As of August 31, 2026, there were no derivative instruments in a net liability position due to counterparties.

Results of period derivative activity
The estimated fair value and location of our derivative instruments on our balance sheets are as follows (see Note 5):

Assets			Liabilities
	August 31, 2026	February 28, 2026		August 31, 2026	February 28, 2026
(in millions)
Derivative instruments designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$140.9	$156.7	Other accrued expenses and liabilities	$0.5	$0.1
Other assets	$202.4	$177.6	Deferred income taxes and other liabilities	$0.3	$0.1
Net investment hedge contracts:
Other assets	$—	$—	Deferred income taxes and other liabilities	$4.8	$6.7
Derivative instruments not designated as hedging instruments
Foreign currency contracts:
Prepaid expenses and other	$1.0	$0.4	Other accrued expenses and liabilities	$1.8	$0.9

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 9

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

Assets			Liabilities
	August 31, 2026	February 28, 2026		August 31, 2026	February 28, 2026
(in millions)
Commodity derivative contracts:
Prepaid expenses and other	$45.1	$22.4	Other accrued expenses and liabilities	$7.8	$5.3
Other assets	$15.3	$8.8	Deferred income taxes and other liabilities	$2.0	$2.1

The principal effect of our derivative instruments designated in cash flow hedging relationships on our results of operations, as well as OCI, net of income tax effect, is as follows:

Derivative Instruments in Designated Cash Flow Hedging Relationships	Net Gain (Loss) Recognized in OCI	Location of Net Gain (Loss) Reclassified from AOCI to Income (Loss)	Net Gain (Loss) Reclassified from AOCI to Income (Loss)
(in millions)
For the Six Months Ended August 31, 2026
Foreign currency contracts	$81.0	Sales	$0.2
		Cost of product sold	72.6
Pre-issuance hedge contracts	1.8	Interest expense, net	(0.2)
	$82.8		$72.6
For the Six Months Ended August 31, 2025
Foreign currency contracts	$202.7	Sales	$0.6
		Cost of product sold	23.0
		Selling, general, and administrative expenses	0.2
Pre-issuance hedge contracts	(3.4)	Interest expense, net	(0.1)
	$199.3		$23.7
For the Three Months Ended August 31, 2026
Foreign currency contracts	$72.6	Sales	$0.1
		Cost of product sold	38.4
Pre-issuance hedge contracts	—	Interest expense, net	(0.1)
	$72.6		$38.4
For the Three Months Ended August 31, 2025
Foreign currency contracts	$79.1	Sales	$0.3
		Cost of product sold	17.8
Pre-issuance hedge contracts	—	Interest expense, net	(0.1)
	$79.1		$18.0

We expect $128.7 million of net gains, net of income tax effect, to be reclassified from AOCI to our results of operations within the next 12 months.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 10

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The effect of our undesignated derivative instruments on our results of operations is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Net Gain (Loss) Recognized in Income (Loss)	Net Gain (Loss) Recognized in Income (Loss)
(in millions)
For the Six Months Ended August 31, 2026
Commodity derivative contracts	Cost of product sold	$52.7
Foreign currency contracts	Selling, general, and administrative expenses	(7.8)
		$44.9
For the Six Months Ended August 31, 2025
Commodity derivative contracts	Cost of product sold	$(4.7)
Foreign currency contracts	Selling, general, and administrative expenses	7.3
		$2.6
For the Three Months Ended August 31, 2026
Commodity derivative contracts	Cost of product sold	$3.4
Foreign currency contracts	Selling, general, and administrative expenses	(4.9)
		$(1.5)
For the Three Months Ended August 31, 2025
Commodity derivative contracts	Cost of product sold	$13.0
Foreign currency contracts	Selling, general, and administrative expenses	2.3
		$15.3

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

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 11

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

Long-term debt
The fair value of our fixed interest rate long-term debt is estimated by discounting cash flows using interest rates currently available for debt with similar terms and maturities (Level 2 fair value measurement). As of August 31, 2026, the carrying amount of long-term debt, including the current portion, was $10,199.2 million, compared with an estimated fair value of $9,444.9 million. As of February 28, 2026, the carrying amount of long-term debt, including the current portion, was $10,296.5 million, compared with an estimated fair value of $9,858.2 million.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value as of August 31, 2026, and February 28, 2026, due to the relatively short maturity of these instruments.

Recurring basis measurements
The following table presents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)
August 31, 2026
Assets:
Foreign currency contracts	$—	$344.3	$—	$344.3
Commodity derivative contracts	$—	$60.4	$—	$60.4
Liabilities:
Foreign currency contracts	$—	$2.6	$—	$2.6
Commodity derivative contracts	$—	$9.8	$—	$9.8
Net investment hedge contracts	$—	$4.8	$—	$4.8
February 28, 2026
Assets:
Foreign currency contracts	$—	$334.7	$—	$334.7
Commodity derivative contracts	$—	$31.2	$—	$31.2
Liabilities:
Foreign currency contracts	$—	$1.1	$—	$1.1
Commodity derivative contracts	$—	$7.4	$—	$7.4
Net investment hedge contracts	$—	$6.7	$—	$6.7

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 12

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Nonrecurring basis measurements
The following table presents our assets and liabilities measured at estimated fair value on a nonrecurring basis for which an impairment assessment was performed for the period presented:

		Fair Value Measurements Using
	Balance Sheet Classification	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
(in millions)
For the Six Months Ended August 31, 2026
Assets held for sale and related net assets	Prepaid expenses and other	$—	$5.0	$—	$68.1
For the Six Months Ended August 31, 2025
Assets held for sale and related net assets	Assets held for sale	$—	$—	$—	$52.1
Equity method investments	Other assets	—	—	—	1.5
Total		$—	$—	$—	$53.6

Assets held for sale and related net assets
For the three months ended August 31, 2026, in connection with management’s plan to divest the Nelson’s Green Brier business, assets held for sale with a $54.8 million carrying value were adjusted to their estimated fair value of $5.0 million, less costs to sell, resulting in a $49.8 million net loss. This net loss was included in asset impairment and related expenses within our consolidated results for the six months and three months ended August 31, 2026. The estimated fair value was based on the expected proceeds from a potential divestiture as of August 31, 2026.

For the three months ended May 31, 2026, in connection with the New Zealand Wine Divestitures, then-existing assets held for sale with a $36.7 million carrying value were adjusted to their estimated fair value of $18.4 million, less costs to sell, resulting in an $18.3 million net loss. This net loss was included in asset impairment and related expenses within our consolidated results for the six months ended August 31, 2026. Our estimated fair value of the then-existing assets held for sale was based on the expected proceeds from the New Zealand Wine Divestitures as of May 31, 2026.

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

Equity method investments
As of August 31, 2025, we evaluated an equity method investment, made through our corporate venture capital function within the Corporate Operations and Other segment, and determined there was an other-than-temporary impairment due to business underperformance. This loss from impairment was included in income (loss) from unconsolidated investments within our consolidated results for the six months and three months ended August 31, 2025. The estimated fair value was based largely on the cash flows expected to be generated by the investment using unobservable data points.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 13

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
6. GOODWILL

The changes in the carrying amount of the Beer segment goodwill are as follows:

(in millions)
Balance at February 28, 2025	$5,126.8
Foreign currency translation adjustments	107.1
Balance at February 28, 2026	5,233.9
Purchase accounting allocations (1)	27.6
Foreign currency translation adjustments	7.8
Balance at August 31, 2026	$5,269.3
(1)Preliminary purchase accounting allocations associated with the HOPWTR acquisition (see below).

The carrying amount of our Wine and Spirits segment goodwill was zero as of August 31, 2026, February 28, 2026, and February 28, 2025, respectively.

ACQUISITION

HOPWTR
In April 2026, we purchased the remaining ownership interest in HOPWTR, a premium non-alcoholic brand crafted with hops, adaptogens, and nootropics. HOPWTR has been a part of our corporate ventures portfolio since 2021. This transaction also included the acquisition of trademarks. The results of operations of HOPWTR are reported in the Beer segment and have been included in our consolidated results of operations from the date of acquisition.

DIVESTITURES

New Zealand Wine Divestitures
In June 2026, we sold eight small-scale domestic-market New Zealand mainstream wine brands and associated inventory, equipment, a winery, and vineyards. The net cash proceeds were used for general corporate purposes. Prior to the completion of the New Zealand Wine Divestitures, we recorded the results of operations of the divested brands in the Wine and Spirits segment.

2025 Wine Divestitures
On June 2, 2025, we sold and, in certain instances, exclusively licensed the trademarks of a portion of our wine and spirits business, primarily centered around our then-owned mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities. The net cash proceeds from the 2025 Wine Divestitures were used for repayment of debt. Prior to the completion of the 2025 Wine Divestitures, we recorded the results of operations of the divested and exclusively licensed brands in the Wine and Spirits segment. The following table summarizes the net loss recognized in connection with this transaction for the six months and three months ended August 31, 2025:

(in millions)
Cash received from buyer	$846.5
Net assets sold	(859.7)
Direct costs to sell	(2.5)
Loss on sale of business (1)	$(15.7)
(1)Included in selling, general, and administrative expenses within our consolidated results of operations.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 14

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
SUBSEQUENT EVENT

SpikedAde acquisition
In October 2026, we acquired the SpikedAde business, a spirit-based RTD beverage brand, including inventory and trademarks, for an initial purchase price of $75 million. The agreement also provides for contingent consideration of up to $278 million payable over five years based on the future performance of the SpikedAde business. The results of operations of SpikedAde will be reported in the Beer segment and will be included in our consolidated results of operations from the date of acquisition.

7. INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	August 31, 2026		February 28, 2026
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
(in millions)
Amortizable intangible assets
Customer relationships	$85.4	$12.9	$85.4	$13.6
Other	19.6	0.3	19.6	0.3
Total	$105.0	13.2	$105.0	13.9
Nonamortizable intangible assets
Trademarks		2,518.0		2,519.1
Total intangible assets		$2,531.2		$2,533.0

We did not incur costs to renew or extend the term of acquired intangible assets for the six months and three months ended August 31, 2026, and August 31, 2025. Net carrying amount represents the gross carrying value net of accumulated amortization.

8. BORROWINGS

Borrowings consist of the following:

	August 31, 2026			February 28, 2026
	Current	Long-term	Total	Total
(in millions)
Short-term borrowings
Commercial paper	$116.5			$272.0
	$116.5			$272.0
Long-term debt
Senior notes	$1,099.1	$9,088.5	$10,187.6	$10,285.3
Other	3.9	7.7	11.6	11.2
	$1,103.0	$9,096.2	$10,199.2	$10,296.5

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 15

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
2025 Credit Agreement
The Company, CB International, the Administrative Agent, and certain other lenders are parties to the 2025 Credit Agreement. Information with respect to borrowings under the 2025 Credit Agreement is as follows:

	Outstanding borrowings	Interest rate	SOFR margin	Outstanding letters of credit	Remaining borrowing capacity (1)
(in millions)
August 31, 2026
Revolving credit facility (2) (3)	$—	—%	—%	$10.9	$2,122.6
February 28, 2026
Revolving credit facility (2) (3)	$—	—%	—%	$11.3	$1,966.6
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under the 2025 Credit Agreement, and outstanding borrowings under our commercial paper program of $116.5 million and $272.1 million (excluding unamortized discount) as of August 31, 2026, and February 28, 2026, respectively (see “Commercial paper program” below).
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

	August 31, 2026	February 28, 2026
(in millions)
Outstanding borrowings (1)	$116.5	$272.0
Weighted average annual interest rate	3.9%	3.9%
Weighted average remaining term	2 days	6 days
(1)Outstanding commercial paper borrowings are net of unamortized discount.

Senior notes
In May 2026, we issued $500.0 million aggregate principal amount of 4.85% senior notes due May 2031. Proceeds from this offering, net of discount and debt issuance costs, were $496.7 million. Interest on the 4.85% May 2026 Senior Notes is payable semiannually on May 6 and November 6 of each year, beginning November 6, 2026. The 4.85% May 2026 Senior Notes are redeemable, in whole or in part, at our option at any time prior to April 6, 2031, at a

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 16

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

Debt payments
As of August 31, 2026, the required principal repayments under long-term debt obligations (excluding unamortized debt issuance costs and unamortized discounts of $43.4 million and $19.0 million, respectively) for the remaining six months of Fiscal 2027 and for each of the five succeeding fiscal years and thereafter are as follows:

(in millions)
Fiscal 2027	$1.9
Fiscal 2028	1,803.1
Fiscal 2029	902.4
Fiscal 2030	802.0
Fiscal 2031	1,101.5
Fiscal 2032	1,500.7
Thereafter	4,150.0
$10,261.6

SUBSEQUENT EVENTS

2026 Term Credit Agreement
In September 2026, the Company, M&T, as administrative agent and a lender, and certain other lenders entered into the 2026 Term Credit Agreement. The 2026 Term Credit Agreement provides for a nine-month delayed draw $300.0 million term loan facility, available in up to two draws. The balance is due and payable two years after the initial funding date, if any, occurs. The proceeds, if drawn, from the 2026 Term Credit Agreement are intended to be used for general corporate purposes, including the repayment of debt.

Senior notes
On September 18, 2026, we redeemed $600.0 million aggregate principal amount of 4.35% May 2022 Senior Notes prior to maturity using commercial paper borrowings at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest.

9. INCOME TAXES

Overview

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2026	2025	2026	2025
Effective tax rate	15.8%	27.6%	20.2%	37.9%

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 17

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
For the six months and three months ended August 31, 2026, our effective tax rate was lower than the federal statutory rate of 21% largely due to the benefit of lower effective tax rates applicable to our foreign businesses, partially offset by (i) changes to valuation allowances and (ii) certain tax legislation updates.

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

SUBSEQUENT EVENT

As a result of certain foreign tax reform enacted in September 2026, we expect to release a portion of our valuation allowance related to deferred tax assets. We are estimating an income tax benefit of approximately $100 million to $150 million to be recognized during the three months ending November 30, 2026.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 18

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
10. STOCKHOLDERS’ EQUITY

Common stock
The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	Class A Stock	Class 1 Stock	Class A Stock in Treasury
Balance at February 28, 2026	212,699,542	25,923	39,927,096
Share repurchases	—	—	1,465,295
Exercise of stock options	—	—	(24,772)
Vesting of restricted stock units (1)	—	—	(122,930)
Vesting of performance share units (1)	—	—	(12,043)
Balance at May 31, 2026	212,699,542	25,923	41,232,646
Share repurchases	—	—	1,704,371
Conversion of shares	190	(190)	—
Employee stock purchases	—	—	(31,026)
Vesting of restricted stock units (1)	—	—	(12,117)
Balance at August 31, 2026	212,699,732	25,733	42,893,874

Balance at February 28, 2025	212,698,298	27,037	34,505,141
Share repurchases	—	—	1,634,718
Exercise of stock options	—	130	(38,775)
Vesting of restricted stock units (1)	—	—	(98,959)
Balance at May 31, 2025	212,698,298	27,167	36,002,125
Share repurchases	—	—	1,740,884
Exercise of stock options	—	—	(18,337)
Employee stock purchases	—	—	(34,341)
Vesting of restricted stock units (1)	—	—	(5,369)
Balance at August 31, 2025	212,698,298	27,167	37,684,962
(1)Net of the following shares withheld to satisfy tax withholding requirements:

	For the Three Months Ended May 31,	For the Three Months Ended August 31,	For the Six Months Ended August 31,
2026
Restricted Stock Units	60,594	324	60,918
Performance Share Units	5,992	—	5,992
2025
Restricted Stock Units	50,720	146	50,866

Stock repurchases
In April 2025, our Board of Directors authorized the repurchase of up to $4.0 billion of our publicly traded common stock under the 2025 Authorization, which expires in February 2028. Shares repurchased under this authorization become treasury shares. For the six months ended August 31, 2026, we repurchased 3,169,666 shares of Class A Stock pursuant to the 2025 Authorization through open market transactions at an aggregate cost of $454.7 million. Subsequent to August 31, 2026, we repurchased 607,371 shares of Class A Stock pursuant to the 2025 Authorization at an aggregate cost of $75.0 million through open market transactions made pursuant to a Rule 10b5-1 trading plan. As of September 30, 2026, $2,546.2 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 19

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2026	2025	2026	2025
(in millions, except per share data)
Net income (loss) attributable to CBI	$1,219.6	$982.1	$565.8	$466.0

Weighted average common shares outstanding – basic	171.323	176.804	170.460	175.821
Stock-based awards (1)	0.180	0.153	0.141	0.117
Weighted average common shares outstanding – diluted	171.503	176.957	170.601	175.938

Net income (loss) per common share attributable to CBI – basic	$7.12	$5.55	$3.32	$2.65
Net income (loss) per common share attributable to CBI – diluted	$7.11	$5.55	$3.32	$2.65
(1)Primarily includes performance share units and restricted stock units for the six months and three months ended August 31, 2026 and stock options and restricted stock units for the six months and three months ended August 31, 2025.

The following stock-based awards were excluded from the computation of diluted net income (loss) per common share for Class A Stock, as the effect of including these would have been anti-dilutive:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2026	2025	2026	2025
(in millions, except exercise price)
Stock-based awards, primarily stock options	2.785	1.840	2.817	1.994
Weighted average exercise price, stock options	$206.87	$235.49	$206.85	$194.96

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 20

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
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

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Six Months Ended August 31, 2026
Net income (loss) attributable to CBI			$1,219.6
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$55.0	$—	55.0
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	55.0	—	55.0
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	89.3	(11.0)	78.3
Amounts reclassified	(78.3)	9.3	(69.0)
Net gain (loss) recognized in other comprehensive income (loss)	11.0	(1.7)	9.3
Unrealized gain (loss) on net investment hedges:
Net investment hedge gain (loss)	1.9	(0.5)	1.4
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	1.9	(0.5)	1.4
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.1)	0.1	—
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.1)	0.1	—
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	0.8	(0.2)	0.6
Net gain (loss) recognized in other comprehensive income (loss)	0.8	(0.2)	0.6
Other comprehensive income (loss) attributable to CBI	$68.6	$(2.3)	66.3
Comprehensive income (loss) attributable to CBI			$1,285.9
For the Six Months Ended August 31, 2025
Net income (loss) attributable to CBI			$982.1
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$408.3	$—	408.3
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	408.3	—	408.3
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	216.0	(26.3)	189.7
Amounts reclassified	(25.0)	2.8	(22.2)
Net gain (loss) recognized in other comprehensive income (loss)	191.0	(23.5)	167.5

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 21

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
Unrealized gain (loss) on net investment hedges:
Net investment hedge gain (loss)	(5.6)	1.4	(4.2)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(5.6)	1.4	(4.2)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.1)	—	(0.1)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.1)	—	(0.1)
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	(1.5)	0.4	(1.1)
Net gain (loss) recognized in other comprehensive income (loss)	(1.5)	0.4	(1.1)
Other comprehensive income (loss) attributable to CBI	$592.1	$(21.7)	570.4
Comprehensive income (loss) attributable to CBI			$1,552.5
For the Three Months Ended August 31, 2026
Net income (loss) attributable to CBI			$565.8
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$119.1	$—	119.1
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	119.1	—	119.1
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	77.8	(9.0)	68.8
Amounts reclassified	(41.5)	4.9	(36.6)
Net gain (loss) recognized in other comprehensive income (loss)	36.3	(4.1)	32.2
Unrealized gain (loss) on net investment hedges:
Net investment hedge gain (loss)	0.6	(0.2)	0.4
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	0.6	(0.2)	0.4
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.2)	0.1	(0.1)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.2)	0.1	(0.1)
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	0.2	(0.1)	0.1
Net gain (loss) recognized in other comprehensive income (loss)	0.2	(0.1)	0.1
Other comprehensive income (loss) attributable to CBI	$156.0	$(4.3)	151.7
Comprehensive income (loss) attributable to CBI			$717.5

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 22

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
(in millions)
For the Three Months Ended August 31, 2025
Net income (loss) attributable to CBI			$466.0
Other comprehensive income (loss) attributable to CBI:
Foreign currency translation adjustments:
Net gain (loss)	$164.8	$—	164.8
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	164.8	—	164.8
Unrealized gain (loss) on cash flow hedges:
Net cash flow hedge gain (loss)	85.4	(10.2)	75.2
Amounts reclassified	(19.3)	2.3	(17.0)
Net gain (loss) recognized in other comprehensive income (loss)	66.1	(7.9)	58.2
Unrealized gain (loss) on net investment hedges:
Net investment hedge gain (loss)	(2.6)	0.7	(1.9)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(2.6)	0.7	(1.9)
Pension/postretirement adjustments:
Net actuarial gain (loss)	(0.1)	—	(0.1)
Amounts reclassified	—	—	—
Net gain (loss) recognized in other comprehensive income (loss)	(0.1)	—	(0.1)
Share of OCI of equity method investments:
Net gain (loss)	—	—	—
Amounts reclassified	(1.8)	0.5	(1.3)
Net gain (loss) recognized in other comprehensive income (loss)	(1.8)	0.5	(1.3)
Other comprehensive income (loss) attributable to CBI	$226.4	$(6.7)	219.7
Comprehensive income (loss) attributable to CBI			$685.7

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 23

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
Accumulated other comprehensive income (loss), net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Unrealized Net Gain (Loss) on Derivative Instruments	Pension/ Postretirement Adjustments	Share of OCI of Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
(in millions)
Balance at February 28, 2026	$143.8	$285.4	$(5.5)	$(0.5)	$423.2
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	55.0	79.7	—	—	134.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(69.0)	—	0.6	(68.4)
Other comprehensive income (loss)	55.0	10.7	—	0.6	66.3
Balance at August 31, 2026	$198.8	$296.1	$(5.5)	$0.1	$489.5

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

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 24

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents
The accounting policies of the segments are the same as those described for the Company in Note 1 of our consolidated financial statements included in our 2026 Annual Report. Segment information is as follows:

	Beer	Wine and Spirits	Corporate Operations and Other	Consolidated
(in millions)
For the Six Months Ended August 31, 2026
Net sales	$4,757.1	$308.6	$—	$5,065.7
Cost of product sold (1)	(2,201.2)	(174.0)	—
Marketing	(450.9)	(30.7)	—
% Net sales	9.5%	9.9%
General and administrative expenses (1)	(249.4)	(98.9)	(129.8)
Comparable operating income (loss) (1)	1,855.6	5.0	(129.8)	1,730.8
Operating margin	39.0%	1.6%
Comparable Adjustments (2)				(80.5)
Operating income (loss)				1,650.3
Income (loss) from unconsolidated investments (3)				8.3
Interest expense, net (4)				(169.2)
Income (loss) before income taxes				$1,489.4

Capital expenditures	$327.5	$22.4	$4.2	$354.1
Depreciation and amortization	$153.8	$30.9	$10.3	$195.0
% Net sales	3.2%	10.0%
For the Six Months Ended August 31, 2025
Net sales	$4,579.5	$416.5	$—	$4,996.0
Cost of product sold (1)	(2,152.5)	(265.6)	—
Marketing	(391.2)	(54.9)	—
% Net sales	8.5%	13.2%
General and administrative expenses (1)	(210.8)	(121.8)	(103.1)
Comparable operating income (loss) (1)	1,825.0	(25.8)	(103.1)	1,696.1
Operating margin	39.9%	(6.2)%
Comparable Adjustments (2)				(108.3)
Operating income (loss)				1,587.8
Income (loss) from unconsolidated investments (3)				(7.0)
Interest expense, net (4)				(186.5)
Income (loss) before income taxes				$1,394.3

Capital expenditures	$370.2	$37.5	$2.4	$410.1
Depreciation and amortization	$159.4	$36.5	$12.7	$208.6
% Net sales	3.5%	8.8%
For the Three Months Ended August 31, 2026
Net sales	$2,473.6	$159.4	$—	$2,633.0
Cost of product sold (1)	(1,135.9)	(88.9)	—
Marketing	(245.2)	(14.3)	—
% Net sales	9.9%	9.0%
General and administrative expenses (1)	(128.3)	(50.1)	(73.7)
Comparable operating income (loss) (1)	964.2	6.1	(73.7)	896.6
Operating margin	39.0%	3.8%
Comparable Adjustments (2)				(91.6)
Operating income (loss)				805.0

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 25

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	Beer	Wine and Spirits	Corporate Operations and Other	Consolidated
(in millions)
Income (loss) from unconsolidated investments (3)				7.8
Interest expense, net (4)				(83.4)
Income (loss) before income taxes				$729.4

Capital expenditures	$163.2	$12.6	$1.1	$176.9
Depreciation and amortization	$76.5	$15.4	$5.2	$97.1
% Net sales	3.1%	9.7%
For the Three Months Ended August 31, 2025
Net sales	$2,345.0	$136.0	$—	$2,481.0
Cost of product sold (1)	(1,105.0)	(81.2)	—
Marketing	(190.7)	(20.0)	—
% Net sales	8.1%	14.7%
General and administrative expenses (1)	(97.7)	(54.6)	(45.6)
Comparable operating income (loss) (1)	951.6	(19.8)	(45.6)	886.2
Operating margin	40.6%	(14.6)%
Comparable Adjustments (2)				(12.2)
Operating income (loss)				874.0
Income (loss) from unconsolidated investments (3)				(3.5)
Interest expense, net (4)				(87.6)
Income (loss) before income taxes				$782.9

Capital expenditures	$197.0	$19.5	$0.8	$217.3
Depreciation and amortization	$82.6	$14.3	$6.2	$103.1
% Net sales	3.5%	10.5%
(1)Amounts are determined and presented on a non-GAAP basis and are intended to reflect our core operations.
(2)Comparable Adjustments that impacted comparability in our segment operating income (loss) for each period are as follows:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2026	2025	2026	2025
(in millions)
Cost of product sold
Net gain (loss) on undesignated commodity derivative contracts	$52.7	$(4.7)	$3.4	$13.0
Settlements of undesignated commodity derivative contracts	(24.2)	6.7	(14.8)	4.2
Flow through of inventory step-up	(1.1)	(1.7)	(0.1)	(0.8)
Strategic business reconfiguration costs	(4.3)	(1.6)	(3.7)	(1.2)
Comparable Adjustments, Cost of product sold	23.1	(1.3)	(15.2)	15.2

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 26

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Table of Contents

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2026	2025	2026	2025
Selling, general, and administrative expenses
Transition services agreements activity	(9.7)	(15.5)	(4.6)	(10.0)
2025 Restructuring Initiative	(5.5)	(21.6)	(4.9)	(8.3)
Gain (loss) on sale of business	(4.3)	(16.3)	(1.8)	(14.9)
Strategic business reconfiguration costs	(13.9)	(5.2)	(14.2)	—
Other gains (losses) (i)	(2.1)	3.7	(1.1)	5.8
Comparable Adjustments, selling, general, and administrative expenses	(35.5)	(54.9)	(26.6)	(27.4)
Asset impairment and related expenses	(68.1)	(52.1)	(49.8)	—
Comparable Adjustments, Operating income (loss)	$(80.5)	$(108.3)	$(91.6)	$(12.2)
(i)Primarily includes the following:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2026	2025	2026	2025
(in millions)
Gain (loss) on sale of assets	$—	$4.1	$—	$4.1
(3)Income (loss) from unconsolidated investments consists of:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2026	2025	2026	2025
(in millions)
Equity in earnings (losses) from equity method investees and related activities	$7.5	$(0.5)	$7.0	$3.0
Unrealized net gain (loss) on securities measured at fair value	0.8	(5.0)	0.8	(5.0)
Impairment of equity method investments	—	(1.5)	—	(1.5)
	$8.3	$(7.0)	$7.8	$(3.5)
(4)Interest expense, net consists of:

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2026	2025	2026	2025
(in millions)
Interest expense	$(173.0)	$(189.6)	$(85.3)	$(89.0)
Interest income	4.1	4.1	1.9	2.4
Loss on extinguishment of debt	(0.3)	(1.0)	—	(1.0)
	$(169.2)	$(186.5)	$(83.4)	$(87.6)

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

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 27

MD&A	Table of Contents
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

Strategy
This section provides a description of our strategy, including our 2025 Restructuring Initiative, and a discussion of a recent development and certain acquisitions, divestitures, and investments.

Results of operations
This section provides an analysis of our results of operations presented on a business segment basis for the three months ended August 31, 2026, and August 31, 2025, and six months ended August 31, 2026, and August 31, 2025. In addition, a brief description of certain transactions and other items that affect the comparability of the results is provided.

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

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 28

MD&A	Table of Contents
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

STRATEGY

Our overall strategic vision is to consistently deliver industry-leading total stockholder returns over the long-term through a focus on these key elements:

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

We will continue to strive for success by ensuring consumer-led decision making drives all aspects of our business; building a strong talent pipeline with best-in-class people development; investing in infrastructure that supports and enables our business, including data systems and architecture; and exemplifying intentional and proactive fiscal management. We place focus on positioning our portfolio on higher-margin, higher-growth categories of the beverage alcohol industry to align with our strategy to address consumer-led premiumization, product, and purchasing trends, which we anticipate will continue to drive stronger growth rates relative to the industry. To capitalize on these ongoing trends and evolving consumer occasions and preferences, we will continue to employ our commercial and operational strategies, with a focus on capturing additional growth opportunities by winning with more consumers across more occasions. The strategic priorities to support our next phase of growth are organized around three distinct pillars:

Sustaining growth across our scaled brands
Reduce distribution gaps, invest in and optimize marketing and brand activation, leverage price-pack architecture and revenue growth management initiatives, and expand brand relevance across occasions

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 29

MD&A	Table of Contents
Scaling our next wave brands
Expand distribution, make disciplined marketing investments, and build awareness by leveraging our brand-building, commercial execution, and distribution capabilities to scale our brands and capture growth opportunities
Diversifying with discipline into new growth segments
Invest behind organic growth opportunities for our existing portfolio, supplemented by targeted investments and acquisitions, including by selectively expanding into new consumer demand spaces aimed at sustainable consumer trends

Underpinning all three growth pillars are our consumer insights capabilities, which we intend to continue to strengthen through our ongoing digital acceleration initiatives aimed at driving results by enhancing our technology, data, and digital capabilities in key areas. We believe advancing these capabilities will enable us to operate with greater speed and agility, deepen our understanding of evolving consumer behaviors and occasions, and make more informed decisions across our business. Additionally, we believe our continued focus on maintaining a strong balance sheet provides a solid financial foundation to support our broader strategic initiatives.

Our business strategy for the Beer segment focuses on upholding our leadership position in the U.S. beer market, including as a leader in the high-end segment, and continuing to seek to grow our high-end imported beer brands through maintenance of leading margins, enhancements to our results of operations and operating cash flow, and exploring new avenues for growth. Additionally, we continue to invest in the next phase of modular capacity additions necessary to support our anticipated future growth with activities under our Brewery Projects. We now expect commercial production at the Veracruz Brewery to commence at the beginning of Fiscal 2028.

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

We remain committed to our long-term financial model of: growing sales, expanding margins, and increasing cash flow in order to continue to achieve comparable earnings per share growth as well as our target ratios for (i) comparable net leverage and (ii) dividend payout; investing to support the growth of our business; and delivering additional returns to stockholders through periodic share repurchases. Our results of operations and financial condition have been and may continue to be affected by the dynamic and evolving consumer environment largely driven by ongoing economic uncertainty and additional headwinds from other socioeconomic factors. These factors impacting consumers may include subdued spend, depressed sentiment, value-seeking behaviors, higher prices and reductions in the discretionary income available to purchase our products, including from increased fuel prices, elevated unemployment, inflation, other unfavorable global and regional economic conditions, demographic trends in the U.S., global supply chain disruptions and constraints, geopolitical events and tensions, wars, and military conflicts, including the conflict in the Middle East.

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

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 30

MD&A	Table of Contents
with respect to trade and tariff policies and regulations affecting trade between the U.S. and other countries, which could continue to alter the global trade environment. For example, the U.S. government has imposed tariffs on certain product imports, including on aluminum and aluminum derivatives, and certain other countries have implemented tariffs and other actions on U.S. goods, such as boycotts and tariffs on certain product imports originating from the U.S. imposed by the Canadian federal and some provincial governments and retaliatory tariffs in other international markets, although some of these tariffs were subsequently modified, delayed, suspended, or invalidated. Various tariffs and other actions negatively impacted our results of operations for Fiscal 2026 and are expected to continue to have a negative impact for Fiscal 2027. In April 2026, the U.S. government removed beer made from malt, which includes our beer products, from the scope of the Section 232 aluminum and aluminum derivative tariffs that had been in place at various rates since February 2025.

We expect some or all of these market conditions and their impacts to continue during the remainder of Fiscal 2027 which could have a material impact on our results of operations and financial condition. We intend to continue to monitor the dynamic and evolving consumer and socioeconomic environments and their impacts on our business. In addition, we have executed the majority of the work associated with the 2025 Restructuring Initiative, which is an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business, including through enhanced organizational efficiency and optimized expenditures across our organization. We also intend to continue our commodity and foreign exchange hedging programs. However, there can be no assurance that we will be able to adequately respond to softer consumer demand trends or fully mitigate rising costs, including as a result of new or increased tariffs, through increased selling prices, cost, productivity, efficiency, and inventory management initiatives, optimized marketing plans, and/or our commodity and foreign exchange hedging programs. Furthermore, to the extent severe weather events that impact our business, such as wildfires, droughts, floods, extreme heat, and/or late frosts, or other weather conditions that constrain purchasing occasions for our consumers, continue to occur or accelerate in future periods, it could have a material impact on our results of operations and financial condition.

2025 Restructuring Initiative
We have implemented the 2025 Restructuring Initiative which is expected to yield over $200 million in net annualized cost savings by Fiscal 2028. The majority of the work associated with the 2025 Restructuring Initiative was executed within Fiscal 2026. The 2025 Restructuring Initiative is estimated to result in nearly $130 million of cumulative pre-tax costs once all phases are fully implemented. In connection with the 2025 Restructuring Initiative, we recognized $5.5 million of pre-tax restructuring costs in Six Months 2027 and $127.4 million of cumulative pre-tax costs since the inception of this initiative. These costs were included in selling, general, and administrative costs within our consolidated results. For additional information on the 2025 Restructuring Initiative, refer to Note 2.

Recent Development

SpikedAde acquisition
In October 2026, we acquired the SpikedAde business, a spirit-based RTD beverage brand for an initial purchase price of $75 million. The agreement also provides for contingent consideration of up to $278 million payable over five years based on the future performance of the SpikedAde business. The SpikedAde results of operations will be reported in the Beer segment and will be included in our consolidated results of operations from the date of acquisition. This transaction supports our strategy to selectively expand into new demand spaces aimed at sustainable consumer trends. For additional information, refer to Note 6.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 31

MD&A	Table of Contents
Acquisitions, Divestitures, and Investments

Beer segment
HOPWTR
In April 2026, we purchased the remaining ownership interest in HOPWTR, a premium non-alcoholic brand crafted with hops, adaptogens, and nootropics, which has been a part of our corporate ventures portfolio since 2021. This acquisition supports our strategic focus on meeting the evolving needs of our consumers.

Wine and Spirits segment
New Zealand Wine Divestitures
In June 2026, we sold eight small-scale domestic-market New Zealand mainstream wine brands and associated inventory, equipment, a winery, and vineyards. The net cash proceeds from this transaction were used for general corporate purposes.

2025 Wine Divestitures
On June 2, 2025, we sold and, in certain instances, exclusively licensed the trademarks of a portion of our wine and spirits business, primarily centered around our then-owned mainstream wine brands and associated inventory, wineries, vineyards, offices, and facilities. We received $846.5 million of cash proceeds, which were used for the repayment of debt.

These Wine and Spirits segment divestitures support our strategic focus on consumer-led premiumization trends and meeting the evolving needs of our consumers.

Corporate Operations and Other segment
Corporate ventures investment
As of August 31, 2025, we evaluated an equity method investment, made through our corporate venture capital function, and determined there was an other-than-temporary impairment due to business underperformance.

For additional information on these acquisitions, divestitures, and investments refer to Notes 5 and 6.

RESULTS OF OPERATIONS

Financial Highlights
References to organic throughout the following discussion exclude the impact of the 2025 Wine Divestitures, where appropriate.

Second Quarter 2027 compared to Second Quarter 2026

Net sales increased 6% primarily driven by 5.5% and 15.4% shipment volume growth within the Beer and Wine and Spirits segments, respectively. While our net sales benefited from shipment volume growth, we believe they continued to be impacted by the economic uncertainty and socioeconomic factors discussed above.

Operating income decreased 8% primarily due to (i) Second Quarter 2027 asset impairment and related expenses, (ii) higher marketing spend, and (iii) unfavorable short-term incentive accruals, partially offset by (i) the shipment volume growth, (ii) lower tariff costs as compared to Second Quarter 2026, and (iii) continued successful execution of efficiency and cost optimization initiatives, including the 2025 Restructuring Initiative.

Net income attributable to CBI and diluted net income per common share attributable to CBI increased 21% and 25%, respectively, primarily due to a lower provision for income taxes, partially offset by the items discussed above.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 32

MD&A	Table of Contents
Six Months 2027 compared to Six Months 2026

Net sales increased 1% primarily due to 3.7% shipment volume growth within the Beer segment, partially offset by the loss of net sales as a result of the 2025 Wine Divestitures despite 11.5% organic shipment volume growth within the Wine and Spirits segment. While our net sales benefited from shipment volume growth, we believe they continued to be impacted by the economic uncertainty and socioeconomic factors discussed above.

Operating income increased 4% primarily due to (i) shipment volume growth within the Beer segment, (ii) favorable Comparable Adjustments led by higher net gains recognized on undesignated commodity derivative contracts for Six Months 2027 compared with Six Months 2026, (iii) lower tariff costs as compared to Six Months 2026, and (iv) continued successful execution of efficiency and cost optimization initiatives, including the 2025 Restructuring Initiative, partially offset by (i) higher marketing spend and (ii) the lower Wine and Spirits segment net sales as a result of the 2025 Wine Divestitures.

Net income attributable to CBI and diluted net income per common share attributable to CBI increased 24% and 28%, respectively, primarily due to a lower provision for income taxes and the items discussed above.

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

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	Second Quarter 2027	Second Quarter 2026	Six Months 2027	Six Months 2026
(in millions)
Cost of product sold
Settlements of undesignated commodity derivative contracts	$(14.8)	$4.2	$(24.2)	$6.7
Strategic business reconfiguration costs	(3.7)	(1.2)	(4.3)	(1.6)
Flow through of inventory step-up	(0.1)	(0.8)	(1.1)	(1.7)
Net gain (loss) on undesignated commodity derivative contracts	3.4	13.0	52.7	(4.7)
Comparable Adjustments, Cost of product sold	(15.2)	15.2	23.1	(1.3)
Selling, general, and administrative expenses
Strategic business reconfiguration costs	(14.2)	—	(13.9)	(5.2)
2025 Restructuring Initiative	(4.9)	(8.3)	(5.5)	(21.6)
Transition services agreements activity	(4.6)	(10.0)	(9.7)	(15.5)
Gain (loss) on sale of business	(1.8)	(14.9)	(4.3)	(16.3)
Other gains (losses)	(1.1)	5.8	(2.1)	3.7
Comparable Adjustments, Selling, general, and administrative expenses	(26.6)	(27.4)	(35.5)	(54.9)
Asset impairment and related expenses	(49.8)	—	(68.1)	(52.1)
Comparable Adjustments, Operating income (loss)	$(91.6)	$(12.2)	$(80.5)	$(108.3)

Comparable Adjustments, Income (loss) from unconsolidated investments	$—	$(10.1)	$—	$(10.1)

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 33

MD&A	Table of Contents
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

Selling, general, and administrative expenses
Strategic business reconfiguration costs
We recognized (i) costs in connection with activities intended to streamline operations, improve efficiencies, and reduce our cost structure and (ii) a loss on settlement of a receivable related to the sale of a previously-owned facility (Second Quarter 2027, Six Months 2027).

2025 Restructuring Initiative
We recognized costs in connection with an enterprise-wide cost savings and restructuring initiative designed to help optimize the performance of our business.

Transition services agreements activity
We recognized costs in connection with transition services agreements related to the previous sales of portions of our wine and spirits business.

Gain (loss) on sale of business
We recognized a net gain (loss) largely in connection with the 2025 Wine Divestitures (Second Quarter 2026, Six Months 2027, Six Months 2026).

Other gains (losses)
We recognized other gains (losses) largely due to a net gain from the sales of assets (Second Quarter 2026, Six Months 2026).

Asset impairment and related expenses
We recognized (i) impairments on assets held for sale associated with management’s plan to divest the Nelson’s Green Brier business (Second Quarter 2027, Six Months 2027) and on then-existing net assets held for sale in connection with the New Zealand Wine Divestitures (Six Months 2027) and (ii) contract liabilities and inventory obsolescence expenses associated with the 2025 Wine Divestitures, partially offset by changes in the carrying value of those then-existing net assets held for sale (Six Months 2026). For additional information, refer to Note 5.

Income (loss) from unconsolidated investments
We recognized (i) unrealized net losses from the changes in fair value of our securities measured at fair value (Second Quarter 2026, Six Months 2026), (ii) other losses related to an investment made through our corporate venture capital

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 34

MD&A	Table of Contents
function (Second Quarter 2026, Six Months 2026), and (iii) an impairment of an equity method investment (Second Quarter 2026, Six Months 2026).

Business Segments
Second Quarter 2027 compared to Second Quarter 2026
Net sales

	Second Quarter 2027	Second Quarter 2026	Dollar Change	Percent Change
(in millions)
Beer	$2,473.6	$2,345.0	$128.6	5%
Wine and Spirits	159.4	136.0	23.4	17%
Consolidated net sales	$2,633.0	$2,481.0	$152.0	6%

Beer segment	Second Quarter 2027	Second Quarter 2026	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$2,473.6	$2,345.0	$128.6	5%
Shipments	123.9	117.4		5.5%
Depletions				(0.6%)

The increase in Beer net sales is due to (i) $130.2 million of shipment volume growth, as distributors sought to rebuild inventory days-on-hand and (ii) $12.8 million of favorable impact from pricing in select markets, partially offset by $14.4 million of unfavorable product mix primarily from a shift in package types.

Wine and Spirits segment	Second Quarter 2027	Second Quarter 2026	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$159.4	$136.0	$23.4	17%
Shipments	1.5	1.3		15.4%
Depletions				10.2%

The increase in Wine and Spirits net sales is primarily due to $21.4 million of branded wine and spirits shipment volume growth and favorable product mix. The shipment volume growth benefited from strategic pricing actions taken on select brands in our U.S. wholesale channel.

Gross profit

	Second Quarter 2027	Second Quarter 2026	Dollar Change	Percent Change
(in millions)
Beer	$1,337.7	$1,240.0	$97.7	8%
Wine and Spirits	70.5	54.8	15.7	29%
Comparable Adjustments	(15.2)	15.2	(30.4)	NM
Consolidated gross profit	$1,393.0	$1,310.0	$83.0	6%

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 35

MD&A	Table of Contents

The increase in Beer gross profit is due to (i) $68.8 million of shipment volume growth, (ii) $33.9 million of decreased cost of product sold, and (iii) the $12.8 million favorable impact from pricing, partially offset by $17.8 million of unfavorable product mix. The decrease in cost of product sold is primarily due to (i) $24.1 million of lower tariffs as compared to Second Quarter 2026, largely on aluminum imports under Section 232, (ii) $23.3 million of favorable fixed cost absorption related to increased production levels as compared to Second Quarter 2026, and (iii) $9.4 million of lower depreciation, partially offset by the following increases (i) $10.3 million of warehousing and obsolescence costs and (ii) $10.2 million of materials costs, including glass, aluminum, and paper.

The increase in Wine and Spirits gross profit is primarily due to (i) $11.1 million of branded wine and spirits shipment volume growth and (ii) $7.7 million of decreased cost of product sold. The decrease in cost of product sold is largely driven by U.S. tariff claims recoveries and cost savings measures as a result of the 2025 Restructuring Initiative, partially offset by higher transportation and warehousing costs as compared to Second Quarter 2026.

Gross profit as a percent of net sales increased to 52.9% for Second Quarter 2027 compared with 52.8% for Second Quarter 2026. This increase was led by rate growth from lower cost of product sold within the Beer and Wine and Spirits segments, contributing approximately 130 basis points and approximately 30 basis points, respectively. These increases were partially offset by (i) an unfavorable change in Comparable Adjustments of 115 basis points and (ii) approximately 40 basis points of unfavorable product mix shift within the Beer segment.

Selling, general, and administrative expenses

	Second Quarter 2027	Second Quarter 2026	Dollar Change	Percent Change
(in millions)
Beer	$373.5	$288.4	$85.1	30%
Wine and Spirits	64.4	74.6	(10.2)	(14%)
Corporate Operations and Other	73.7	45.6	28.1	62%
Comparable Adjustments	26.6	27.4	(0.8)	NM
Consolidated selling, general, and administrative expenses	$538.2	$436.0	$102.2	23%

The increase in Beer selling, general, and administrative expenses is primarily due to $54.5 million and $30.7 million of increased marketing spend and general and administrative expenses, respectively. Marketing as a percentage of net sales increased year-over-year in continued support of our high-end imported beer brands. The increase in general and administrative expenses is primarily due to higher compensation and benefits, led by unfavorable short-term incentive accruals as compared to Second Quarter 2026.

The decrease in Wine and Spirits selling, general, and administrative expenses is primarily due to $5.7 million and $5.0 million of decreased marketing spend and general and administrative expenses, respectively. The decrease in marketing spend is driven by investment optimization for our smaller portfolio of exclusively higher-end wine and spirits brands. The decrease in general and administrative expenses was largely driven by cost savings measures as a result of the 2025 Restructuring Initiative.

The increase in Corporate Operations and Other selling, general, and administrative expenses is largely driven by higher compensation and benefits, led by unfavorable short-term incentive accruals, as compared to Second Quarter 2026.

Selling, general, and administrative expenses as a percent of net sales increased to 20.4% for Second Quarter 2027 as compared to 17.6% for Second Quarter 2026. This increase was driven by rate growth from higher selling, general,

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 36

MD&A	Table of Contents
and administrative expenses within the Beer and Corporate Operations and Other segments, contributing approximately 240 basis points and 105 basis points, respectively. These increases were partially offset by lower selling, general, and administrative expenses within the Wine and Spirits segment, contributing approximately 55 basis points of rate decline.

Operating income (loss)

	Second Quarter 2027	Second Quarter 2026	Dollar Change	Percent Change
(in millions)
Beer	$964.2	$951.6	$12.6	1%
Wine and Spirits	6.1	(19.8)	25.9	131%
Corporate Operations and Other	(73.7)	(45.6)	(28.1)	(62%)
Comparable Adjustments	(91.6)	(12.2)	(79.4)	NM
Consolidated operating income (loss)	$805.0	$874.0	$(69.0)	(8%)

The increase in Beer operating income is primarily attributable to the shipment volume growth, lower cost of product sold, and favorable impact from pricing, partially offset by the higher marketing spend and compensation and benefits, led by unfavorable short-term incentive accruals, as described above.

The increase in Wine and Spirits operating income is primarily attributable to the shipment volume growth, U.S. tariff claims recoveries, and cost savings measures as a result of the 2025 Restructuring Initiative, as described above.

As previously discussed, the increase in Corporate Operations and Other operating loss is largely attributable to the higher compensation and benefits as compared to Second Quarter 2026.

Income (loss) from unconsolidated investments

	Second Quarter 2027	Second Quarter 2026	Dollar Change	Percent Change
(in millions)
Equity in earnings (losses) from equity method investees	$7.0	$3.0	$4.0	133%
Impairment of equity method investments	—	(1.5)	1.5	NM
Unrealized net gain (loss) on securities measured at fair value	0.8	(5.0)	5.8	116%
Income (loss) from unconsolidated investments	$7.8	$(3.5)	$11.3	NM

Interest expense, net
Interest expense, net decreased to $83.4 million for Second Quarter 2027 as compared to $87.6 million for Second Quarter 2026. This decrease of $4.2 million, or 5%, is due to approximately $235 million of lower average borrowings, partially offset by approximately five basis points of higher weighted average interest rates. For additional information, refer to Note 8.

(Provision for) benefit from income taxes
The provision for income taxes decreased to $147.1 million for Second Quarter 2027 from $296.8 million for Second Quarter 2026. Our effective tax rate for Second Quarter 2027 was 20.2% as compared with 37.9% for Second Quarter

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 37

MD&A	Table of Contents
2026. In comparison to prior year, our effective tax rate was primarily impacted by a net income tax benefit resulting from changes to valuation allowances; partially offset by the resolution of various tax examinations and assessments related to prior periods. For additional information, refer to Note 9.

Net income (loss) attributable to CBI
Net income attributable to CBI increased to $565.8 million for Second Quarter 2027 from $466.0 million for Second Quarter 2026. This increase of $99.8 million, or 21%, is primarily attributable to the (i) lower provision for income taxes and (ii) shipment volume growth, partially offset by (i) Second Quarter 2027 asset impairment and related expenses, (ii) higher marketing spend, and (iii) unfavorable short-term incentive accruals. Additionally, Second Quarter 2027 benefited from the continued successful execution of efficiency and cost optimization initiatives, including the 2025 Restructuring Initiative.

Six Months 2027 compared to Six Months 2026
Net sales

	Six Months 2027	Six Months 2026	Dollar Change	Percent Change
(in millions)
Beer	$4,757.1	$4,579.5	$177.6	4%
Wine and Spirits	308.6	416.5	(107.9)	(26%)
Consolidated net sales	$5,065.7	$4,996.0	$69.7	1%

Beer segment	Six Months 2027	Six Months 2026	Dollar Change	Percent Change
(in millions, branded product, 24-pack, 12-ounce case equivalents)
Net sales	$4,757.1	$4,579.5	$177.6	4%
Shipments	237.2	228.7		3.7%
Depletions				(0.5%)

The increase in Beer net sales is due to (i) $170.9 million of shipment volume growth, as distributors sought to rebuild inventory days-on-hand, and (ii) $30.7 million of favorable impact from pricing in select markets, partially offset by $24.0 million of unfavorable product mix primarily from a shift in package types. Additionally, we expect shipment volume to generally align with depletion volume for Fiscal 2027.

Wine and Spirits segment	Six Months 2027	Six Months 2026	Dollar Change	Percent Change
(in millions, branded product, 9-liter case equivalents)
Net sales	$308.6	$416.5	$(107.9)	(26%)
Shipments	2.9	5.2		(44.2%)
Organic shipments (1)	2.9	2.6		11.5%
Depletions (1)				8.7%
(1)Includes adjustments to remove volumes associated with the 2025 Wine Divestitures for the period March 1, 2025, through May 31, 2025.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 38

MD&A	Table of Contents
The decrease in Wine and Spirits net sales is due to $142.0 million from the 2025 Wine Divestitures that are no longer part of our business, partially offset by a $34.1 million increase in organic net sales. The increase in organic net sales is primarily driven by $38.0 million of branded wine and spirits shipment volume growth, which benefited from strategic pricing actions on select brands in our U.S. wholesale channel, partially offset by a decline in non-branded bulk sales. Additionally, we expect shipment volume to decline during the second half of Fiscal 2027 as we continue to progress against mutually agreed-upon finished goods inventory reductions with key distributors.

Gross profit

	Six Months 2027	Six Months 2026	Dollar Change	Percent Change
(in millions)
Beer	$2,555.9	$2,427.0	$128.9	5%
Wine and Spirits	134.6	150.9	(16.3)	(11%)
Comparable Adjustments	23.1	(1.3)	24.4	NM
Consolidated gross profit	$2,713.6	$2,576.6	$137.0	5%

The increase in Beer gross profit is primarily due to (i) a $90.7 million increase in shipment volume, (ii) $35.7 million of reduced cost of product sold, and (iii) the $30.7 million of favorable impact from pricing, partially offset by $28.2 million of unfavorable product mix. The reduced cost of product sold is primarily due to (i) $56.4 million of favorable fixed cost absorption related to increased production levels as compared to Six Months 2026, (ii) $14.4 million of lower depreciation, and (iii) $8.2 million of lower tariffs as compared to Six Months 2026, largely on aluminum imports under Section 232, partially offset by (i) $22.6 million of higher material costs, including glass, aluminum, paper, and starch, and (ii) $18.0 million of higher warehousing and obsolescence costs.

The decrease in Wine and Spirits gross profit is due to $34.1 million from the 2025 Wine Divestitures that is no longer part of our business, partially offset by a $17.8 million increase in organic gross profit. The increase in organic gross profit is primarily attributable to (i) a $25.3 million increase in branded wine and spirits shipment volume and (ii) a $10.0 million decrease in cost of product sold, partially offset by (i) $11.9 million of unfavorable product mix and (ii) a $5.7 million decrease from strategic pricing actions. The decrease in cost of product sold is largely driven by U.S. tariff claims recoveries and cost savings measures as a result of the 2025 Restructuring Initiative, partially offset by higher transportation and warehousing costs as compared to Six Months 2026.

Gross profit as a percent of net sales increased to 53.6% for Six Months 2027 compared with 51.6% for Six Months 2026. This increase was primarily due to rate growth from (i) divestitures of lower-margin brands, contributing approximately 80 basis points, (ii) 70 basis points and 20 basis points from lower cost of product sold within the Beer and Wine and Spirits segments, respectively, (iii) a favorable change in Comparable Adjustments, contributing approximately 50 basis points, and (iv) approximately 30 basis points of favorable impact from beer pricing. These increases were partially offset by approximately 30 basis points of rate decline from unfavorable product mix shift within both the Beer and Wine and Spirits segments, respectively.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 39

MD&A	Table of Contents
Selling, general, and administrative expenses

	Six Months 2027	Six Months 2026	Dollar Change	Percent Change
(in millions)
Beer	$700.3	$602.0	$98.3	16%
Wine and Spirits	129.6	176.7	(47.1)	(27%)
Corporate Operations and Other	129.8	103.1	26.7	26%
Comparable Adjustments	35.5	54.9	(19.4)	NM
Consolidated selling, general, and administrative expenses	$995.2	$936.7	$58.5	6%

The increase in Beer selling, general, and administrative expenses is primarily driven by $59.7 million and $38.8 million of increased marketing spend and general and administrative expenses, respectively. Marketing as a percentage of net sales increased year-over-year in continued support of our high-end imported beer brands. The increase in general and administrative expenses is primarily due to higher compensation and benefits, led by unfavorable short-term incentive accruals as compared to Six Months 2026.

The decrease in Wine and Spirits selling, general, and administrative expenses is primarily driven by $24.2 million and $22.2 million of decreased marketing spend and general and administrative expenses, respectively. The decrease in marketing spend is primarily driven by our smaller portfolio of exclusively higher-end wine and spirits brands. The decrease in general and administrative expenses is largely driven by cost savings measures as a result of the 2025 Restructuring Initiative.

The increase in Corporate Operations and Other selling, general, and administrative expenses is largely due to higher compensation and benefits, led by unfavorable short-term incentive accruals compared to Six Months 2026.

Selling, general, and administrative expenses as a percent of net sales increased to 19.6% for Six Months 2027 as compared with 18.7% for Six Months 2026. The increase is primarily driven by (i) 125 basis points and approximately 50 basis points of rate growth from higher selling, general, and administrative expenses within the Beer and Corporate Operations and Other segments, respectively, and (ii) approximately 50 basis points of unfavorable impact from the 2025 Wine Divestitures. These increases were partially offset by (i) approximately 100 basis points of rate decline from decreases in selling, general, and administrative expenses within the Wine and Spirits segment and (ii) an unfavorable change in Comparable Adjustments, contributing approximately 40 basis points of rate decline.

Operating income (loss)

	Six Months 2027	Six Months 2026	Dollar Change	Percent Change
(in millions)
Beer	$1,855.6	$1,825.0	$30.6	2%
Wine and Spirits	5.0	(25.8)	30.8	119%
Corporate Operations and Other	(129.8)	(103.1)	(26.7)	(26%)
Comparable Adjustments	(80.5)	(108.3)	27.8	NM
Consolidated operating income (loss)	$1,650.3	$1,587.8	$62.5	4%

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 40

MD&A	Table of Contents

The increase in Beer operating income is primarily attributable to the shipment volume growth and lower cost of product sold, partially offset by the higher marketing spend and compensation and benefits, led by unfavorable short-term incentive accruals, as described above.

The increase in Wine and Spirits operating income is primarily attributable to (i) the organic branded wine and spirits shipment volume growth, (ii) lower marketing spend, (iii) cost savings measures as a result of the 2025 Restructuring Initiative, and (iv) U.S. tariff claims recoveries, partially offset by the loss of net sales as a result of the 2025 Wine Divestitures, as described above.

As previously discussed, the increase in Corporate Operations and Other operating loss is largely due to the higher compensation and benefits as compared to Six Months 2026.

Income (loss) from unconsolidated investments

	Six Months 2027	Six Months 2026	Dollar Change	Percent Change
(in millions)
Equity in earnings (losses) from equity method investees	$7.5	$(0.5)	$8.0	NM
Impairment of equity method investments	—	(1.5)	1.5	NM
Unrealized net gain (loss) on securities measured at fair value	0.8	(5.0)	5.8	116%
Income (loss) from unconsolidated investments	$8.3	$(7.0)	$15.3	219%

Interest expense, net
Interest expense, net decreased to $169.2 million for Six Months 2027 as compared to $186.5 million for Six Months 2026. This decrease of $17.3 million, or 9%, is primarily due to approximately $570 million of lower average borrowings. For additional information, refer to Note 8.

(Provision for) benefit from income taxes
The provision for income taxes decreased to $235.2 million for Six Months 2027 from $384.4 million for Six Months 2026. Our effective tax rate for Six Months 2027 was 15.8% as compared with 27.6% for Six Months 2026. In comparison to prior year, our effective tax rate was primarily impacted by a net income tax benefit resulting from changes to valuation allowances; partially offset by the resolution of various tax examinations and assessments related to prior periods.

We now expect our reported effective tax rate for Fiscal 2027 to be in the range of 11% to 13%. This range includes an estimated income tax benefit of approximately $100 million to $150 million to be recognized during the three months ending November 30, 2026, as a result of certain foreign tax reform enacted in September 2026.

For additional information, refer to Note 9.

Net income (loss) attributable to CBI
Net income attributable to CBI increased to $1,219.6 million for Six Months 2027 from $982.1 million for Six Months 2026. This increase of $237.5 million, or 24%, is primarily attributable to the (i) lower provision for income taxes, (ii) shipment volume growth within the Beer segment, (iii) organic shipment volume growth within the Wine and Spirits segment, and (iv) lower cost of product sold, partially offset by (i) higher marketing spend, (ii) the loss of net sales as a result of the 2025 Wine Divestitures, and (iii) unfavorable short-term incentive accruals. Additionally, Six Months 2027

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 41

MD&A	Table of Contents
benefited from the continued successful execution of efficiency and cost optimization initiatives, including the 2025 Restructuring Initiative.

LIQUIDITY AND CAPITAL RESOURCES

General
Our primary source of liquidity has been cash flow from operating activities. Our ability to consistently generate robust cash flow from our operations is one of our most significant financial strengths. It enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and repurchase shares of our common stock. Our largest use of cash in our operations is for purchasing and carrying inventories and carrying seasonal accounts receivable. Historically, we have used this cash flow to repay our short-term borrowings and fund capital expenditures. Additionally, we use our short-term borrowings, including borrowings under our commercial paper program, to support our working capital requirements, capital expenditures, and other general corporate purposes, as well as to maintain our access to the capital markets.

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

We have an agreement with a financial institution for payment services and to facilitate a voluntary supply chain finance program through this participating financial institution. The program is available to certain of our suppliers allowing them the option to manage their cash flow. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the program. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of August 31, 2026, and February 28, 2026, the amount payable to this participating financial institution for suppliers who voluntarily participate in the supply chain finance program was $61.7 million and $50.7 million, respectively, and was included with accounts payable on our consolidated balance sheets. We account for payments made under the supply chain finance program the same as our other accounts payable, as a reduction to our cash flow from operating activities.

Cash Flows

	Six Months 2027	Six Months 2026	Dollar Change
(in millions)
Net cash provided by (used in):
Operating activities	$1,478.6	$1,489.3	$(10.7)
Investing activities	(350.4)	464.8	(815.2)
Financing activities	(1,131.5)	(1,953.1)	821.6
Effect of exchange rate changes on cash and cash equivalents	(0.6)	2.9	(3.5)
Net increase (decrease) in cash and cash equivalents	$(3.9)	$3.9	$(7.8)

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 42

MD&A	Table of Contents
Operating activities
The decrease in net cash provided by (used in) operating activities consists of:

	Six Months 2027	Six Months 2026	Dollar Change
(in millions)
Net income (loss)	$1,254.2	$1,009.9	$244.3
Deferred tax provision (benefit)	26.8	277.6	(250.8)
Depreciation	194.4	207.9	(13.5)
Stock-based compensation	34.9	32.1	2.8
Noncash lease expense	67.0	62.6	4.4
Asset impairment and related expenses	68.1	52.1	16.0
Other non-cash adjustments	12.4	(65.6)	78.0
Change in operating assets and liabilities, net of effects from purchase and sale of business	(179.2)	(87.3)	(91.9)
Net cash provided by (used in) operating activities	$1,478.6	$1,489.3	$(10.7)

The $91.9 million net change in operating assets and liabilities was largely driven by lower accounts receivable for the Wine and Spirits segment due to lower net sales, reflecting the impact of the 2025 Wine Divestitures, partially offset by (i) higher accounts receivable for the Beer segment as a result of timing of sales and collections and (ii) favorable changes in contract liabilities in connection with distribution arrangements for our U.S. wine and spirits brand portfolio. Additionally, net cash provided by operating activities was negatively impacted by higher Six Months 2027 income tax payments as compared to Six Months 2026.

Investing activities
Net cash provided by (used in) investing activities decreased to $(350.4) million for Six Months 2027 from $464.8 million for Six Months 2026. This decrease of $815.2 million, or 175%, was primarily due to $837.2 million lower proceeds from sale of business, driven by the 2025 Wine Divestitures, partially offset by $56.0 million of reduced capital expenditures for Six Months 2027 as compared to Six Months 2026.

Financing activities
The decrease in net cash used in financing activities consisted of:

	Six Months 2027	Six Months 2026	Dollar Change
(in millions)
Net proceeds from (payments of) debt, current and long-term, and related activities	$(261.0)	$(962.6)	$701.6
Dividends paid	(353.8)	(361.1)	7.3
Purchases of treasury stock and payment of related excise tax	(463.5)	(613.9)	150.4
Net cash provided by (used in) stock-based compensation activities	(2.9)	3.5	(6.4)
Distributions to noncontrolling interests	(50.0)	(17.5)	(32.5)
Payment of contingent consideration	(0.3)	(1.5)	1.2
Net cash provided by (used in) financing activities	$(1,131.5)	$(1,953.1)	$821.6

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 43

MD&A	Table of Contents
Debt
Total debt outstanding as of August 31, 2026, amounted to $10,315.7 million, a decrease of $252.8 million, or 2%, from February 28, 2026. This decrease consisted of:

Debt issuance	Debt repayment and redemption

Bank facilities
In September 2026, we entered into the 2026 Term Credit Agreement, which provides for a nine-month delayed draw $300.0 million term loan facility, available in up to two draws. The balance is due and payable two years after the initial funding date, if any, occurs. There are no borrowings outstanding under the 2026 Term Credit Agreement.

Senior notes
Issuance
In May 2026, we issued the 4.85% May 2026 Senior Notes. Proceeds from this offering, net of discount and debt issuance costs, were $496.7 million.

Redemption
On September 18, 2026, we redeemed the 4.35% May 2022 Senior Notes prior to maturity using commercial paper borrowings at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest.

On May 18, 2026, we redeemed the 3.70% December 2016 Senior Notes prior to maturity using proceeds from the 4.85% May 2026 Senior Notes and commercial paper borrowings at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest.

General
The majority of our outstanding borrowings as of August 31, 2026, consisted of fixed-rate senior unsecured notes, with maturities ranging from calendar 2027 to calendar 2050.

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

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 44

MD&A	Table of Contents
facility under our 2025 Credit Agreement to repay commercial paper borrowings. We do not expect that fluctuations in demand for commercial paper will affect our liquidity given our borrowing capacity available under our revolving credit facility.

We had the following remaining borrowing capacity available under our 2025 Credit Agreement:

	August 31, 2026	September 30, 2026
(in millions)
Revolving credit facility (1)	$2,122.6	$1,632.1
(1)Net of outstanding revolving credit facility borrowings and outstanding letters of credit under our 2025 Credit Agreement and outstanding borrowings under our commercial paper program (excluding unamortized discount) of $116.5 million and $607.0 million as of August 31, 2026, and September 30, 2026, respectively.

The financial institutions participating in our 2025 Credit Agreement have complied with prior funding requests and we believe they will comply with any future funding requests. However, there can be no assurances that any particular financial institution will continue to do so.

As of August 31, 2026, we and our subsidiaries were subject to covenants that are contained in our 2025 Credit Agreement, including those restricting the incurrence of additional subsidiary indebtedness, additional liens, mergers and consolidations, transactions with affiliates, and sale and leaseback transactions, in each case subject to numerous conditions, exceptions, and thresholds. The financial covenants are limited to a minimum interest coverage ratio and a maximum net leverage ratio, both as defined in our 2025 Credit Agreement. As of August 31, 2026, under our 2025 Credit Agreement, the minimum interest coverage ratio was 2.5x and the maximum net leverage ratio was 4.0x.

Our indentures relating to our outstanding senior notes contain certain covenants, including, but not limited to: (i) a limitation on liens on certain assets, (ii) a limitation on certain sale and leaseback transactions, and (iii) restrictions on mergers, consolidations, and the transfer of all or substantially all of our assets to another person.

As of August 31, 2026, we were in compliance with our covenants under our 2025 Credit Agreement and our indentures, and have met all debt payment obligations.

For further discussion and presentation of our borrowings and available sources of borrowing, refer to Note 13 of our consolidated financial statements included in our 2026 Annual Report and Note 8.

Common Stock Dividends
On October 6, 2026, our Board of Directors declared a quarterly cash dividend of $1.03 per share of Class A Stock and $0.93 per share of Class 1 Stock payable on November 13, 2026, to stockholders of record of each class as of the close of business on October 30, 2026.

We currently expect to continue to pay a regular quarterly cash dividend to stockholders of our common stock in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. “Risk Factors” of our 2026 Annual Report.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 45

MD&A	Table of Contents
Share Repurchase Program
Our Board of Directors authorized the repurchase of our publicly traded common stock of up to $4.0 billion under the 2025 Authorization which expires in February 2028. As of September 30, 2026, total shares repurchased are as follows:

		Class A Stock
	Repurchase Authorization	Dollar Value of Shares Repurchased	Number of Shares Repurchased
(in millions, except share data)
2025 Authorization (1)	$4,000.0	$1,453.8	9,429,144
(1)As of September 30, 2026, $2,546.2 million remains available for future share repurchases, excluding the impact of Federal excise tax owed pursuant to the IRA.

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

Accounting Guidance
Accounting guidance adopted for Six Months 2027 did not have a material impact on our Financial Statements.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation:

•The statements under MD&A regarding:
◦our business strategy, including our strategic vision, growth plans, priorities, and pillars, consumer insight capabilities, digital acceleration initiatives, and focus on maintaining a strong balance sheet;
◦our focus on upholding our leadership position in the U.S. beer market, growing our high-end imported beer brands through maintenance of leading margins, enhancing our results of operations and operating cash flow, and exploring new avenues for growth;
◦our repositioned wine and spirits portfolio that we believe is positioned for long-term growth, focus on operational efficiencies and tactical measures, and commitment to improving margins, increasing distribution for key brands, and optimizing growth, as well as expanding our supply channels to maximize our total addressable market opportunity;
◦our beer modular capacity addition activities, including anticipated scope, capacity, costs, capital expenditures, and timeframes for completion, and associated opportunities, including expected timing for commencing commercial production at the Veracruz Brewery;

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 46

MD&A	Table of Contents
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
◦the dynamic and evolving consumer environment and trends, ongoing economic uncertainty and other socioeconomic factors, including subdued spend, depressed sentiment, value-seeking behaviors, higher prices and reductions in discretionary income, including from increased fuel prices, elevated unemployment, inflation, rising costs, other unfavorable global and regional economic conditions, demographic trends in the U.S., global supply chain disruptions and constraints, geopolitical events and tensions, wars, and military conflicts, including the conflict in the Middle East, and our responses thereto;
◦developments in international trade relations, including changes to trade and tariff policies and regulations, including our expectations related to aluminum and other tariffs and related actions, and alterations of the global trade environment;
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
•our President and Chief Executive Officer transition;
•impacts of our acquisition, divestiture, investment, and new product development strategies and activities, including from the SpikedAde acquisition and the amount of contingent consideration, if any, that may be paid;
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
•reliance on complex information systems and third‐party global networks as well as risks associated with cybersecurity and artificial intelligence;

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 47

MD&A	Table of Contents
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
•changes to tax laws, fluctuations in our effective tax rate, accounting for tax positions, including our expected release of a portion of our valuation allowance related to deferred tax assets and the associated income tax benefit, resolution of tax disputes, changes to accounting standards, elections, assertions, or policies, and the potential impact of a global minimum tax rate;
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

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 48

OTHER KEY INFORMATION	Table of Contents
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

Foreign currency and commodity price risk
Foreign currency derivative instruments are or may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with investments, acquisitions, or divestitures outside the U.S. As of August 31, 2026, we had exposures to foreign currency risk primarily related to the Mexican peso, Canadian dollar, New Zealand dollar, and euro. We aim to hedge 100% of our balance sheet exposures. As of August 31, 2026, 89% of our forecasted transactional exposures for the remaining six months of Fiscal 2027 were hedged.

Commodity derivative instruments are or may be used to hedge forecasted commodity purchases from third parties as either economic hedges or accounting hedges. As of August 31, 2026, exposures to commodity price risk which we are currently hedging include aluminum, corn, diesel fuel, and natural gas prices. Approximately 90% of our forecasted transactional exposures for the remaining six months of Fiscal 2027 were hedged as of August 31, 2026.

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

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 10% Adverse Change
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
(in millions)
Foreign currency contracts	$3,184.7	$3,263.8	$341.7	$216.6	$(219.0)	$(192.2)
Commodity derivative contracts	$358.9	$327.1	$50.6	$(1.2)	$(36.5)	$29.1
Net investment hedge contracts	$145.5	$145.5	$(4.8)	$(5.6)	$14.2	$14.3

Interest rate risk
The estimated fair value of our fixed interest rate debt is subject to interest rate risk, credit risk, and foreign currency risk. In addition, we also have variable interest rate debt outstanding (primarily SOFR-based), certain of which includes a fixed margin subject to the same risks identified for our fixed interest rate debt.

There were no cash flow designated or undesignated interest rate swap contracts or Pre-issuance hedge contracts outstanding as of August 31, 2026, or August 31, 2025.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 49

OTHER KEY INFORMATION	Table of Contents
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

The aggregate notional value, estimated fair value, and sensitivity analysis for our outstanding fixed-rate debt, including current maturities, are summarized as follows:

	Aggregate Notional Value		Fair Value, Net Asset (Liability)		Increase (Decrease) in Fair Value – Hypothetical 1% Rate Increase
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
(in millions)
Fixed interest rate debt	$10,261.6	$10,357.3	$(9,444.9)	$(9,677.9)	$(483.3)	$(510.1)

A 1% hypothetical change in the prevailing interest rates would have increased interest expense on our variable interest rate debt by $1.1 million and $2.0 million for the six months ended August 31, 2026, and August 31, 2025, respectively.

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

Internal control over financial reporting
In connection with the foregoing evaluation by our Chief Executive Officer and our Chief Financial Officer, no changes were identified in the Company’s “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 50

OTHER KEY INFORMATION	Table of Contents
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

On February 18, 2025, a purported stockholder of the Company, Macaria Meza, filed a putative class action in the United States District Court for the Western District of New York originally captioned Meza v. Constellation Brands, Inc., et al., Case No. 6:25-cv-6107 (W.D.N.Y.). The complaint names as defendants the Company, our former President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, and asserts claims for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder arising from allegedly materially false or misleading statements or omissions of purportedly material fact concerning, among other things, the Company’s strategies intended to improve the performance of our wine and spirits business. On May 28, 2025, a different purported stockholder of the Company, Low Lilly, was appointed as the lead plaintiff. On July 17, 2025, Low and additional named plaintiff, Meza, filed an amended complaint. The amended complaint asserts the same causes of action against the same defendants, but alleges materially false or misleading statements or omissions of purportedly material fact concerning, among other things, the prospects of our beer business. The amended complaint does not allege misstatements or omissions regarding our wine and spirits business. The amended complaint seeks, among other relief, alleged damages in an unspecified amount, attorneys’ fees, and costs. On September 17, 2025, the Company and the other defendants filed a motion to dismiss the amended complaint. Oral argument on that motion was held on July 22, 2026, and the motion to dismiss remains pending. On July 31, 2026, the parties stipulated to Meza’s request to withdraw as an additional named plaintiff and to amend the case caption to Low v. Constellation Brands, Inc., et al., Case No. 6:25-cv-6107 (W.D.N.Y.).

On March 24, 2025, a purported stockholder of the Company filed a complaint in the United States District Court for the Western District of New York captioned Silva v. Newlands, et al., Case No. 1:25-cv-254 (W.D.N.Y.); on April 21, 2025, a second purported stockholder of the Company filed a complaint in the United States District Court for the Western District of New York captioned Mason v. Newlands, et al., Case No. 1:25-cv-00353 (W.D.N.Y.); and on June 24, 2025, a third purported stockholder of the Company filed a complaint in the United States District Court for the District of Delaware captioned Wasserman v. Baldwin, et al., Case No. 1:25-cv-779 (D. Del.). These derivative complaints each seek to assert claims arising under the Exchange Act and state common law, derivatively on behalf of the Company, against current and former directors and officers of the Company. None of the plaintiffs made a pre-suit demand on our Board of Directors, instead each alleging that the pre-suit demand requirement should be excused as purportedly futile. The claims asserted in these derivative complaints arise from substantially the same allegations made in the first complaint filed in the action recaptioned Low. On May 27, 2025, the United States District Court for the Western District of New York entered an order consolidating the Silva and Mason litigations and staying proceedings pending the entry of a final judgment in Low. On August 8, 2025, the plaintiff in the Wasserman litigation filed a notice and proposed order voluntarily dismissing that litigation, which was so ordered by the United States District Court for the District of Delaware on August 14, 2025.

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 51

OTHER KEY INFORMATION	Table of Contents
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
(in millions, except share and per share data)
June 1 – 30, 2026	714,387	$139.98	714,387	$2,752.1
July 1 – 31, 2026	808,509	$132.31	808,509	$2,645.1
August 1 – 31, 2026	181,475	$131.96	181,475	$2,621.2
Total	1,704,371	$135.49	1,704,371
(1)In April 2025, we announced that our Board of Directors authorized the repurchase of up to $4.0 billion of our publicly traded common stock under the 2025 Authorization. The 2025 Authorization expires on February 29, 2028. Share repurchases for the periods included herein were effected through open market transactions and exclude the impact of Federal excise tax owed pursuant to the IRA.

Subsequent to August 31, 2026, we repurchased 607,371 shares of Class A Stock pursuant to the 2025 Authorization at an average cost of $123.48 per share through open market transactions made pursuant to a Rule 10b5-1 trading plan.

ITEM 5. OTHER INFORMATION.

10b5-1 Trading Plans
During the three months ended August 31, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	November 10, 2022

3.2	Amended and Restated By-Laws of the Company.	8-K	3.1	October 2, 2025

4.1	Indenture, dated as of April 17, 2012, by and among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	April 23, 2012

4.1.1	Supplemental Indenture No. 10, dated as of January 15, 2016, among the Company, Home Brew Mart, Inc., and M&T, as Trustee.	10-K	4.26	April 25, 2016

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 52

OTHER KEY INFORMATION	Table of Contents

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
4.1.2	Supplemental Indenture No. 13 with respect to 3.500% Senior Notes due 2027, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	May 9, 2017

4.1.3	Supplemental Indenture No. 14 with respect to 4.500% Senior Notes due 2047, dated as of May 9, 2017, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	May 9, 2017

4.1.4	Supplemental Indenture No. 19 with respect to 3.600% Senior Notes due 2028, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.2	February 7, 2018

4.1.5	Supplemental Indenture No. 20 with respect to 4.100% Senior Notes due 2048, dated as of February 7, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	February 7, 2018

4.1.6	Supplemental Indenture No. 23 with respect to 4.650% Senior Notes due 2028, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.3	October 29, 2018

4.1.7	Supplemental Indenture No. 24 with respect to 5.250% Senior Notes due 2048, dated as of October 29, 2018, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.4	October 29, 2018

4.1.8	Supplemental Indenture No. 25 with respect to 3.150% Senior Notes due 2029, dated as of July 29, 2019, among the Company, as Issuer, certain subsidiaries, as Guarantors, and M&T, as Trustee.	8-K	4.1	July 29, 2019

4.1.9	Supplemental Indenture No. 26 with respect to 2.875% Senior Notes due 2030, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	April 27, 2020

4.1.10	Supplemental Indenture No. 27 with respect to 3.750% Senior Notes due 2050, dated as of April 27, 2020, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.2	April 27, 2020

4.1.11	Supplemental Indenture No. 28 with respect to 2.250% Senior Notes due 2031, dated as of July 26, 2021, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	July 26, 2021

4.1.12	Supplemental Indenture No. 31 with respect to 4.750% Senior Notes due 2032, dated as of May 9, 2022, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.3	May 9, 2022

4.1.13	Supplemental Indenture No. 33 with respect to 4.900% Senior Notes due 2033, dated as of May 1, 2023, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2023

4.1.14	Supplemental Indenture No. 34 with respect to 4.800% Senior Notes due 2029, dated as of January 11, 2024, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	January 11, 2024

4.1.15	Supplemental Indenture No. 35 with respect to 4.800% Senior Notes due 2030, dated as of May 1, 2025, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 1, 2025

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 53

OTHER KEY INFORMATION	Table of Contents

		INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE
4.1.16	Supplemental Indenture No. 36 with respect to 4.950% Senior Notes due 2035, dated as of October 17, 2025, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	October 17, 2025

4.1.17	Supplemental Indenture No. 37 with respect to 4.850% Senior Notes due 2031, dated as of May 6, 2026, among the Company, as Issuer, and M&T, as Trustee.	8-K	4.1	May 6, 2026

4.2	Restatement Agreement, dated as of April 28, 2025, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, including the Eleventh Amended and Restated Credit Agreement dated as of April 28, 2025, by and among the Company, CB International, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	April 28, 2025

4.3	Term Loan Credit Agreement, dated as of September 18, 2026, by and among the Company, M&T, as Administrative Agent, and the Lenders party thereto. †	8-K	4.1	September 18, 2026

10.1	The Company’s Long-Term Stock Incentive Plan, amended and restated as of July 22, 2026. *	8-K	10.2	July 24, 2026

10.2	Form of Restricted Stock Unit Agreement for Directors with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after July 22, 2026). *	8-K	10.1	July 24, 2026

10.3	Form of Restricted Stock Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after July 22, 2026) (filed herewith). *

10.4	Form of Performance Share Unit Agreement with respect to the Company’s Long-Term Stock Incentive Plan (awards on or after July 22, 2026) (filed herewith). *†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 54

OTHER KEY INFORMATION	Table of Contents

INCORPORATED BY REFERENCE
EXHIBIT NO.	EXHIBIT DESCRIPTION	FORM	EXHIBIT	FILING DATE

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Designates management contract or compensatory plan or arrangement.
†	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such exhibits, disclosure schedules, and other schedules, as applicable, or any section thereof, to the SEC upon request.

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

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 55

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION BRANDS, INC.

Date:	October 7, 2026	By:	/s/ Kenneth W. Metz
Kenneth W. Metz, Senior Vice President, Controller and Corporate Finance

Date:	October 7, 2026	By:	/s/ Garth Hankinson
Garth Hankinson, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Constellation Brands, Inc. Q2 FY 2027 Form 10-Q	#WORTHREACHINGFOR I 56